Form 10QSB
period 1996-03-31
EVEREST MEDICAL CORPORATION
filed 1996-05-14
CIK 869426

UNITED STATES SECURITIES AND EXCHANGE COMMISSION


                              Washington, DC 20549


                                   FORM 10-QSB
                                QUARTERLY REPORT


                     PURSUANT TO SECTION 13 OR 15 (D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934



                       For Quarter Ended: March 31, 1996

                          Commission File No.: 0-18900


                           EVEREST MEDICAL CORPORATION
        (Exact name of small business issuer as specified in its charter)

          13755 1st Avenue North, Suite 500, Minneapolis, MN 55441-5454
               (Address of Principal executive offices) (Zip Code)

                                 (612) 473-6262
                (Issuer's Telephone number, including area code)


    MINNESOTA                                                   41-1454928
(State of incorporation)                                    (IRS Employer I.D.#)



     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.


                                    YES X    NO

     As of May 9, 1996, 5,810,700 shares of Common Stock of the Registrant were outstanding.

      Transitional Small Business Disclosure Format (check one): YES    NO X

                         PART I - FINANCIAL INFORMATION

                          Item I - Financial Statements

                           EVEREST MEDICAL CORPORATION
                                 BALANCE SHEETS


                                                                         March 31, 1996              Dec 31, 1995
                                                                           (Unaudited)                  (Note)
ASSETS
Current assets
     Cash and cash equivalents                                             $   609,079                $ 1,028,476
     Accounts receivable, net                                                1,038,839                    916,341
     Inventories                                                               784,913                    658,754
     Prepaid insurance and deposits                                             67,885                     51,506
                                                                         -------------------------------------------------
Total current assets                                                         2,500,716                  2,655,077

Equipment
     Office and display equipment                                              377,680                    374,278
     Research and development equipment                                        188,715                    188,715
     Production equipment                                                      980,920                    941,010
                                                                         -------------------------------------------------
     Less allowance for depreciation                                         1,547,316                  1,504,003
                                                                         -------------------------------------------------
                                                                            (1,274,609)                (1,233,782)
                                                                               272,706                    270,221

Patents, net of amortization                                                    29,890                     34,754
                                                                         -------------------------------------------------

Total assets                                                               $ 2,803,313                $ 2,960,052
                                                                         =================================================
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities
     Customer advances                                                     $   168,000                $   168,000
     Accounts payable                                                          393,640                    216,450
     Accrued compensation and related taxes                                    133,540                    140,889
     Other accrued liabilities                                                  63,097                     85,113
     Convertible notes, short-term portion                                          -                    488,975
     Capital lease obligations, short-term portion                              25,730                     28,320
                                                                         -------------------------------------------------

Total current liabilities                                                      784,007                  1,127,747

     Capital lease obligations, net of current portion                           3,797                      9,138
     Convertible notes, net of current portion                                 500,000                    126,700

Shareholders' equity
     Convertible preferred stock series A, ($.01 par value, $2.50 liquidation value) 1,400,000 authorized; outstanding: 1996 -
      1,088,937 shares; 1995 - 1,092,937 shares                              2,691,717                  2,701,717
     Convertible preferred stock series B, ($.01 par value, $2.75 liquidation value) authorized and outstanding: 1996 - 727,2743
     shares; 1995 - 727,273 shares                                           1,792,813                  1,792,813
     Convertible preferred stock series C, ($.01 par value, $2.75 liquidation value) authorized and outstanding:  1996 - 410,906
     shares; 1995 - 410,906 shares                                           1,002,832                  1,002,832
     Convertible preferred stock series D, ($.01 par value, $2.875 liquidation value) authorized and outstanding: 1996 - 471,500
     shares; 1995 - 471,500 shares                                           1,205,807                  1,205,807
     Common stock ($.01 par value) 12,461,821 authorized;
     outstanding: 1996 - 5,810,700; 1995 - 5,806,700                            58,107                     58,067
     Additional paid-in capital                                             14,131,188                 14,121,227
     Preferred stock dividends                                                (518,674)                  (461,723)
     Retained deficit                                                      (18,848,281)               (18,724,273)
                                                                         -------------------------------------------------
                                                                             1,515,509                  1,696,467
                                                                         -------------------------------------------------

     Total liabilities and shareholders' equity                           $  2,803,313               $  2,960,052
                                                                         =================================================

     Note: The balance sheet at December 31, 1995 is derived from the audited financial statements at that date.

                           EVEREST MEDICAL CORPORATION
                       STATEMENT OF OPERATIONS (Unaudited)


                                                                                       3 Months Ended March 31


                                                                                   1996                    1995
                                                                         -------------------------------------------------
Net sales                                                                          $  1,300,134             $  1,032,494
Cost of goods sold                                                                      713,883                  652,098
                                                                         -------------------------------------------------

Gross margin                                                                            586,251                  380,396

Cost and expenses:
     Sales and marketing                                                                377,075                  226,897
     Research and development                                                           156,883                  143,855
     General and administrative                                                         183,373                  175,413
                                                                         -------------------------------------------------

Total operating expenses                                                                717,331                  546,165

Interest and other income                                                              (29,120)                 (21,891)
Interest expense                                                                         22,048                   32,164
                                                                         -------------------------------------------------

Net loss                                                                              (124,008)                (176,042)

Less preferred stock dividends                                                           90,839                   62,600
                                                                         -------------------------------------------------

Loss applicable to common stock                                                    $  (214,847)             $  (238,642)
                                                                         =================================================

Net loss per common share                                                          $     (0.04)             $     (0.04)
                                                                         =================================================

Weighted average number of shares outstanding during the period                       5,808,700                5,775,270
                                                                         =================================================


                           EVEREST MEDICAL CORPORATION
                       STATEMENT OF CASH FLOWS (Unaudited)



                                                                                    Three Months Ended March 31

                                                                                   1996                    1995
                                                                         -------------------------------------------------
OPERATING ACTIVITIES

Net loss                                                                            $  (124,008)            $  (176,042)
Adjustments to reconcile net loss to net cash provided by (used in)
 operating activities
     Depreciation and amortization                                                        45,691                  66,658
     Loss on sale and disposal of equipment                                                    -                   4,429
     Provision for losses on accounts receivable                                           7,500                (28,306)
     Provision for inventory obsolescence                                                 27,897                  15,000
     Changes in operating assets and liabilities
         Accounts receivable                                                           (129,998)                  75,842
         Inventories                                                                   (154,056)                (28,573)
         Prepaid expenses                                                               (16,379)                (35,680)
         Customer advances                                                                     -                (44,635)
         Accounts payable and accrued expenses                                         (147,825)                  86,686
                                                                         -------------------------------------------------

Net cash used in operating activities                                                  (195,528)                (64,621)

INVESTING ACTIVITIES

Purchase of equipment                                                                   (43,313)                (15,360)
Sale of equipment                                                                              -                       -
Additions to patents                                                                           -                       -
                                                                         -------------------------------------------------

Net cash used in investing activities                                                   (43,313)                (15,360)

FINANCING ACTIVITIES

Dividends paid                                                                          (56,950)                (80,000)
Proceeds from debt and warrants                                                                -                       -
Principal payments on debt and capital leases                                          (123,606)                (58,863)
Net proceeds from sale of common stock                                                         -                  16,631
Net proceeds from sale of preferred stock                                                      -                       -
                                                                         -------------------------------------------------

Net cash provided by financing activities                                              (180,556)               (122,232)
                                                                         -------------------------------------------------

Decrease in cash and cash equivalents                                                  (419,397)               (202,213)
Cash and cash equivalents at beginning of period                                       1,028,476               1,326,353
                                                                         -------------------------------------------------

Cash and cash equivalents at end of period                                            $  609,079            $  1,124,140
                                                                         =================================================


                           EVEREST MEDICAL CORPORATION

               NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

                                 March 31, 1996


Note A - Business Activity

     Everest Medical Corporation is engaged in the development, manufacturing and marketing of bipolar electrosurgical devices for the gastrointestinal endoscopy, laparoscopy and other minimally invasive surgery markets. The Company no longer considers itself in the development stage.

Note B - Basis of Presentation

     The accompanying unaudited, condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for three months ended March 31, 1996 are not necessarily indicative of the results that may be expected for the year ended December 31, 1996. For further information, refer to the financial statements and footnotes thereto included in the Company's annual report on Form 10-KSB for the year ended December 31, 1995.

                                 Part I - Item 2

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                              OR PLAN OF OPERATION


RESULTS OF OPERATIONS

     Net Sales. Net sales in the first quarter of 1996 were $1,300,134, an increase of $267,640, or 26%, from the first quarter of 1995. This sales increase was a combination of the expansion of the Everest-branded laparoscopy product line and strong growth of the Company's OEM laparoscopy customers. The sales increases were offset in part by declines in the shipments of the Company's gastrointestinal products to C.R. Bard, Inc. and bipolar snares to Japan.

     The Company realized an increase of 69% in its Everest-branded laparoscopy product sales. The sales results reflected the ongoing growth of the EVERSHEARS(R) Bipolar Scissors, which was 21% greater than the corresponding quarter of 1995. The Company also experienced growth in all of its product line items compared to the same quarter of the previous year. Sales of the BiCOAG(R) Bipolar Cutting Forceps represented 22% of the Everest-branded laparoscopy products. With continued product enhancements and ongoing sales efforts the Company expects sales of this product to continue to rise throughout the year.

     The Company experienced strong growth in sales to Ethicon Endo-Surgery, a division of Johnson & Johnson, and Origin Medsystems, a division of Guidant Corporation, of a private label version of the Company's classic tip forceps as these customers' inventories are now under control. Sales of the Company's polypectomy snare in Japan lagged 27% behind last year due to delays in obtaining regulatory approval by our new distributor, KK Adachi. Regulatory approval was obtained in early April from the Japanese regulatory body, however, the Company expects sales to be significantly reduced in the second quarter as the distributor works off initial inventories shipped in recent quarters. Sales of a version of the coagulating probe to C.R. Bard remained strong in the first quarter although 6% below the same quarter of 1995.

     The Company expects sales of Everest-branded products will continue to increase resulting from a broader product offering, greater sales management support, and the introduction of a new smaller version of its BiCOAG Bipolar Cutting Forceps. The Company also expects sales to the Company's OEM laparoscopy customers will continue to meet initial expectations. The Company expects that sales of its GI products will lag compared to earlier expectations.

     Gross Margin. Gross margin in the first quarter of 1996 was 45.1% of sales compared to 36.8% of sales for the first quarter of 1995. The improved gross margin was primarily a reflection of the growing share of Everest-branded products. Gross margin increased from 1995 levels due to the strong sales mix of Everest-branded products, ongoing expense controls implemented by the Company, increased production levels and raw materials cost reductions. The Company expects that the gross margin will continue to improve from 1995 levels due to the sales growth in Everest-branded products.

     Sales and Marketing. Sales and marketing expenses for the first quarter of 1996 were $377,075, an increase of $150,178, or 66%, from the same period in 1995. This increase was a result of the growth in commission expenses due to changing sales mix to a larger portion of Everest-branded sales, the ongoing marketing efforts with the use of new product samples, the additional clinical fees to promote the product through professional articles and papers, and the full impact of staff additions made throughout 1995. The Company expects the level of spending on sales and marketing to continue to increase in 1996 compared to 1995 levels due to the growth in Everest-branded sales and strategic marketing investments.

     Research and Development. Research and development expenses for the first quarter of 1996 were $156,883, an increase of $13,027, or 9%, from the same period in 1995. The Company experienced an increase in costs due to the ongoing development of the BiCOAG Cutting Forceps to add a locking mechanism and the introduction of a 5mm version. Shipments of the cutting forceps with the new locking feature commenced in April. The 5mm version is scheduled for release in July. The Company also experienced an increase in professional fees associated with the Company's intellectual property activities that resulted in the Company receiving two Notices of Allowances from the United Stated Patent Office on its bipolar scissors. The Company expects spending in this area to increase over 1995 levels due to development projects and intellectual property issues.

     General and Administrative. General and administrative expense for the first quarter of 1996 were $183,373, an increase of $7,961, or 5%, from the same period of 1995. The Company does not expect significant general and administrative cost increases in the near future.

     Net Loss. Net loss for the first quarter was $124,008 compared to a net loss of $176,042 for the quarter in 1995. The first quarter loss was less than the first quarter of last year due primarily to the growth in sales, the increase in gross margin as a result of the changing sales mix and the continued cost control efforts initiated by management. The Company believes that with this changing sales mix, the projected sales increases and its continuing control of its operating expenses will result in the Company achieving profitability by year-end.

LIQUIDITY and CAPITAL RESOURCES

     Cash and short-term investments were $609,079 on March 31, 1996 compared to $1,028,476 on December 31, 1995. The Company used $195,528 of cash in operating activities in the first three months of 1996 compared to $64,621 for the same period of 1995. Operating activities in the first three months included an increase in accounts receivable due the sales growth and slower than anticipated collection from our distributor in Japan due to the delay in obtaining regulatory approval, an increase in inventories and a growth in accounts payable.

     The Company spent $43,313 on capital equipment in the first three months and expects this level of investment to remain constant over the next two quarters as the Company prepares to introduce the new locking feature on the bipolar cutting forceps and to redesign the handle of its laparoscopy product line. In the first quarter the Company completed a $500,000 debt financing, a 13% Convertible Note with principal due in full in February 1998. The proceeds were used to pay off outstanding principal and interest under certain 13% Convertible Notes requiring quarterly principal and interest payments through February 1997. During the quarter, the Company also met its obligation on preferred stock dividends of $56,950.

     The Company believes it has sufficient capital to fund operations through 1996, with the assumption that its sales goals are met and there are no significant unexpected expenditures. If for any reason the Company's sales goals are not met or it incurs significant unexpected expenditures, the Company may require additional debt or equity financing. There is no assurance that such financing will be available.

     Certain statements in this Management's Discussion and Analysis section are forward looking statements that involve a number of risks and uncertainties, including those described in the Company's Form 10-K for fiscal year ended December 31, 1995 under Part I "Cautionary Statements."

EFFECT OF INFLATION

     The Company does not believe that inflation will have a significant effect on operations.

                           PART II - OTHER INFORMATION

                           Item 5 - Other Information

     During the quarter, the Company was informed of an attempt by an undisclosed party to initiate a patent interference proceeding with the United States Patent and Trademark Office ("PTO") on its metal-on-metal bipolar scissors patent issued on October 4, 1994. An interference is a PTO action to determine who, as between two different inventors, is entitled to the patent on the same invention, and if declared, will result in the PTO rendering a decision on ownership of a patent.

     The PTO is  currently  reviewing  the  application  to determine if it will declare the interference. Until the interference is formally declared by the PTO, the identity of the applicant and the basis for the action is not disclosed. The Company has learned that, if an interference is declared, it will be the senior party in the action. Until such facts are presented to the Company regarding the basis of the action, the Company cannot predict the outcome of such an event. The Company has been advised by its outside patent counsel that, based on experience and published statistics, the senior party in an interference action is more likely than not to prevail in such an action. If an interference action is declared, the Company has the options of negotiation, arbitration, or pursuing the interference fully. If the Company were to pursue the interference, future legal expenditures may be material.

     If the Company were not to prevail in the interference action, the patent claims covering the Company's current metal-on-metal scissors would belong to the opponent in the interference and a patent granted to such party might prohibit the Company from using the invention, unless the Company could procure a license from the patent holder.

     The Company recently announced that it has received a notice of allowance from the PTO for a next generation bipolar scissors design. The Company has received a written opinion from its outside patent counsel that states that this new bipolar scissors design is not covered by any claims of the metal-on-metal patent design and would not reasonably be found by a court of law to be infringed by the current Company's scissors design.

     Therefore, the Company, based on advice of counsel, believes that it will likely prevail in an interference action, if declared. If the Company were not to prevail, it would be able to continue to participate in the bipolar scissors marketplace with a next generation design.

                    Item 6 - Exhibits and Reports on Form 8-K

(a) Exhibits

     Exhibit 10.1: Note Purchase Agreement dated February 16, 1996 between the Company and Okabena Partnership K.

     Exhibit 10.2: Security Agreement dated February 16, 1996 between the Company and Okabena Partnership K.

     Exhibit 10.3: Convertible Note dated February 16, 1996 issued to Okabena Partnership K.

     Exhibit 10.4: Warrant dated February 16, 1996 issued to Okabena Partnership K.

     Exhibit 27: Financial Data Schedule (filed in electronic format only)

(b)      Reports on Form 8-K:
         None filed in the period.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                           EVEREST MEDICAL CORPORATION


May 9, 1996                By: /s/ John L. Shannon, Jr.
                              John L. Shannon, Jr.,
                              President and Chief Executive Officer
                              (Principal executive officer)

May 9, 1996                By: /s/ Thomas F. Murphy
                               Thomas F. Murphy
                               Chief Financial Officer and Assistant Secretary (Principal financial officer)