Form 10QSB
period 1996-06-30
EVEREST MEDICAL CORPORATION
filed 1996-08-14
CIK 869426

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                              Washington, DC 20549

                                   FORM 10-QSB
                                QUARTERLY REPORT

                     PURSUANT TO SECTION 13 OR 15 (D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934


For Quarter Ended:         June 30, 1996

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

                                  YES X  NO ___

As of August 12,1996 6,617,298 shares of Common Stock of the Registrant were outstanding.

Transitional Small Business Disclosure Format (check one): YES___  NO  X


                                                    EVEREST MEDICAL CORPORATION
                                                          BALANCE SHEETS
                                                                               June 30,1996          December 31, 1995
                                                                               (Unaudited)                (Note)
- ----------------------------------------------------------------------------------------------------------------------
ASSETS
Current assets
     Cash and cash equivalents                                               $     742,563           $   1,028,476
     Accounts receivable, net                                                    1,001,275                 916,341
     Inventories                                                                   871,299                 658,754
     Prepaid insurance and deposits                                                 67,346                  51,506
- ----------------------------------------------------------------------------------------------------------------------
Total current assets                                                             2,682,484               2,655,077

Equipment
     Office and display equipment                                                  382,175                 374,278
     Research and development equipment                                            188,715                 188,715
     Production equipment                                                          995,741                 941,010
                                                                                ----------              ----------
                                                                                 1,566,631               1,504,003
     Less allowance for depreciation                                            (1,313,293)             (1,233,782)
- ----------------------------------------------------------------------------------------------------------------------
                                                                                   253,337                 270,221
Patents, net of amortization                                                        25,026                  34,754
- ----------------------------------------------------------------------------------------------------------------------
Total assets                                                                 $   2,960,847           $   2,960,052
======================================================================================================================

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities
     Customer advances                                                       $     168,000           $     168,000
     Accounts payable                                                              203,078                 216,450
     Accrued compensation and related taxes                                        190,322                 140,889
     Other accrued liabilities                                                     124,441                  85,113
     Convertible notes, current portion                                                -                   488,975
     Capital lease obligations, current portion                                     15,897                  28,320
- ----------------------------------------------------------------------------------------------------------------------
Total current liabilities                                                          701,738               1,127,747

     Capital lease obligations, net of current portion                               3,379                   9,138
     Other accrued liabilities, net of current portion                              54,167                     -
     Convertible notes, net of current portion                                         -                   126,700

Shareholders' equity
     Convertible preferred stock series A,
      ($.01 par value, $2.50 liquidation value) 1,400,000 authorized;
      outstanding: 1996 - 756,237 shares; 1995 - 1,092,937 shares                1,859,967               2,701,717
     Convertible preferred stock series B,
      ($.01 par value, $2.75 liquidation value) authorized and
      outstanding: 1996 - 662,273 shares; 1995 - 727,273 shares                  1,614,063               1,792,813
     Convertible preferred stock series C,
      ($.01 par value, $2.75 liquidation value) authorized and
      outstanding: 1996 - 410,906 shares; 1995 - 410,906 shares                  1,002,832               1,002,832
     Convertible preferred stock series D,
      ($.01 par value, $2.875 liquidation value) authorized and
      outstanding: 1996 - 471,500 shares; 1995 - 471,500 shares                  1,205,807               1,205,807
     Common stock, ($.01 par value) 12,461,821 authorized;
      outstanding: 1996 - 6,609,168; 1995 - 5,782,800                               66,092                  58,067
     Additional paid-in capital                                                 16,163,541              14,121,227
     Retained deficit                                                          (19,710,738)            (19,185,996)
- ----------------------------------------------------------------------------------------------------------------------
                                                                                 2,201,563               1,696,467
- ----------------------------------------------------------------------------------------------------------------------
     Total liabilities and shareholders' equity                              $   2,960,847   $           2,960,052
======================================================================================================================

Note: The balance sheet at December 31, 1995 is derived from the audited financial statements at that date.

                                               EVEREST MEDICAL CORPORATION
                                           STATEMENT OF OPERATIONS (Unaudited)

                                                       3 Months Ended June 30                 6 Months Ended June 30
                                                       1996                1995                1996                1995
- ---------------------------------------------------------------------------------------------------------------------------

Net sales                                          $ 1,470,291         $ 1,027,119         $ 2,770,424         $ 2,059,613
Cost of goods sold                                     826,260             596,762           1,540,143           1,248,860
- ---------------------------------------------------------------------------------------------------------------------------
Gross margin                                           644,031             430,357           1,230,281             810,753


Cost and expenses:
     Sales and marketing                               365,933             266,610             743,009             493,507
     Research and development                          159,894             143,896             316,777             287,751
     General and administrative                        180,692             172,912             364,065             348,325
- ---------------------------------------------------------------------------------------------------------------------------
Total operating expenses                               706,519             583,418           1,423,851           1,129,583

Interest and other income                               (6,137)            (12,489)            (35,257)            (34,380)
Interest expense                                       128,229              30,208             150,277              62,372
- ---------------------------------------------------------------------------------------------------------------------------
Net loss                                              (184,580)           (170,780)           (308,589)           (346,822)

Less preferred stock dividends                          90,579              62,600             181,418             125,200
- ---------------------------------------------------------------------------------------------------------------------------
Loss applicable to common stock                   $   (275,159)       $   (233,380)       $   (490,007)       $   (472,022)
===========================================================================================================================

Net loss per common share                         $      (0.05)       $      (0.04)       $      (0.08)       $      (0.08)
===========================================================================================================================

Weighted average number of shares outstanding
during the period                                    6,012,867           5,785,514           5,925,081           5,780,620
===========================================================================================================================

                           EVEREST MEDICAL CORPORATION
                       STATEMENT OF CASH FLOWS (Unaudited)


                                                                                             Six Months Ended June 30
                                                                                            1996                   1995

OPERATING ACTIVITIES
- --------------------------------------------------------------------------------------------------------------------------

Net loss                                                                               $  (308,589)           $   (346,822)
Adjustments to reconcile net loss to net cash used in operating activities
      Depreciation and amortization                                                         89,241                 120,973
      Loss on sale and disposal of equipment                                                    -                    4,429
      Provision for losses on accounts receivable                                           15,000                 (25,556)
      Provision for inventory obsolescence                                                  48,977                  14,037
      Changes in operating assets and liabilities
           Accounts receivable                                                            (100,241)                 55,628
           Inventories                                                                    (261,215)                (50,463)
           Prepaid expenses                                                                (15,841)                 (6,843)
           Customer advances                                                                    -                   85,470
           Accounts payable and accrued expenses                                           132,513                  58,619
- --------------------------------------------------------------------------------------------------------------------------
Net cash used in operating activities                                                     (400,155)                (90,528)

INVESTING ACTIVITIES

Purchase of equipment                                                                      (62,629)                (25,877)

- ---------------------------------------------------------------------------------------------------------------------------
Net cash used in investing activities                                                      (62,629)                (25,877)

FINANCING ACTIVITIES
Dividends paid                                                                            (113,640)               (160,000)
Proceeds from debt                                                                         500,000                      -
Proceeds from warrants and options                                                         427,326                      -
Principal payments on debt and capital leases                                             (636,815)               (164,277)
Net proceeds from sale of common stock                                                          -                   16,630
Net proceeds from sale of preferred stock                                                       -                       -
- ---------------------------------------------------------------------------------------------------------------------------
Net cash provided by financing activities                                                  176,871                (307,647)
- ---------------------------------------------------------------------------------------------------------------------------

Decrease in cash and cash equivalents                                                     (285,913)               (424,052)
Cash and cash equivalents at beginning of period                                         1,028,476               1,326,353
- ---------------------------------------------------------------------------------------------------------------------------
Cash and cash equivalents at end of period                                             $   742,563            $    902,301
===========================================================================================================================

                           EVEREST MEDICAL CORPORATION

               NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

                                  June 30, 1996


Note A - Business Activity

Everest Medical Corporation is engaged in the development, manufacturing and marketing of bipolar electrosurgical devices for the gastrointestinal endoscopy, laparoscopy and other minimally invasive surgery markets. The Company no longer considers itself in the development stage.

Note B - Basis of Presentation

The accompanying unaudited, condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for three months ended June 30, 1996 are not necessarily indicative of the results that may be expected for the year ended December 31, 1996. For further information, refer to the financial statements and footnotes thereto included in the Company's annual report on Form 10-KSB for the year ended December 31, 1995.

Note C - Debt

The $500,000 convertible note was converted to 200,000 shares of common stock on June 28, 1996. The supplemental loss per share, as if the conversion had occurred on the date of issuance (February 18, 1996) of the notes, would be $.08.











                                       (5)

                                 Part I - Item 2


                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                              OR PLAN OF OPERATION


RESULTS OF OPERATIONS

Net Sales. Net sales in the second quarter of 1996 were $1,470,291, an increase of $443,172, or 43%, from the second quarter of 1995. This sales increase was a combination of the expansion of the Everest-branded laparoscopy product line and strong growth of the Company's OEM laparoscopy customers. The sales increases were offset in part by declines in the shipments of the Company's gastrointestinal products, in particular bipolar snares to Japan.

Net sales for the six months ended June 30, 1996 were $2,770,424, an increase of $710,811, or 35% from the same period of 1995. The sales for the period reflect the ongoing growth in the Company's laparoscopy product offerings with growth of 70% in the Everest distribution channel and a 62% growth in sales to its OEM laparoscopy customers. These sales increases were offset by a 41% decline in shipments of bipolar snares to Japan.

The Company realized an increase of 70% in its Everest-branded laparoscopy product sales for the first six months of 1996 which reflects the ongoing sales and marketing effort to focus on the Company's independent distribution channel. Sales of the BiCOAG(R) Bipolar Cutting Forceps account for 24% of the sales in this segment for the first six months. The Company, during the second quarter commenced shipments of a new locking feature on the 10mm version of this device and also commenced shipments of a 5mm version of the BiCOAG Cutting Forceps late in the quarter. The Company expects this category will continue to lead the growth of Everest-branded laparoscopy for the balance of 1996.

For the year, the Company has experienced a 62% increase in shipments to its OEM laparoscopy customers. The Company expects these levels of growth will slow throughout the second half of 1996 as the inventory levels of these customers appear to be in balance. The Company has experienced a 41% decline in shipments of its bipolar snare to Japan due to delays in obtaining regulatory approval. The Company expects, now that approval has been obtained, that sales of this product to Japan will continue to grow throughout the balance of 1996. Additionally, the Company experienced a 4% growth in sales of its private label version of the bipolar coagulating probe to C.R. Bard in the first six months. The Company expects this level of sales to continue throughout the balance of 1996 as this product line appears to have reached a mature level of sales.



                                       (6)

Gross Margin. Gross margin in the second quarter of 1996 was 43.8% of sales compared to 41.9% of sales for the second quarter of 1995. The improved gross margin was primarily a reflection of the growing share of Everest-branded products. Gross margin increased from 1995 levels due to the strong sales mix of Everest-branded products, ongoing expense controls implemented by the Company, increased production levels and raw materials cost reductions.

Gross margin for the first six months of 1996 was 44.4% as compared to 39.4% for the same period of 1995. The increase in gross margin is reflective of the sales increases, the growing share of Everest-branded products and the higher production levels. The Company expects that the gross margin will continue to improve from 1995 levels due to the sales growth in Everest-branded products and increased production output.

Sales and Marketing. Sales and marketing expenses for the second quarter of 1996 were $365,933, an increase of $99,323, or 37%, from the same period in 1995. This increase was a result of the growth in commission expenses due to changing sales mix to a larger portion of Everest-branded sales, the ongoing marketing efforts with the use of new product samples, the additional clinical fees to promote the product through professional articles and papers, and the full impact of staff additions made throughout 1995. For the first six months of 1996, sales and marketing expenses were $743,009, an increase of $249,502, or 51% from the same period of 1995. The Company expects the level of spending on sales and marketing to continue to increase in 1996 compared to 1995 levels due to the growth in Everest-branded sales and strategic marketing investments.

Research and Development. Research and development expenses for the second quarter of 1996 were $159,894 , an increase of $15,998 , or 11%, from the same period in 1995. The Company experienced an increase in costs due to the ongoing development of the BiCOAG Cutting Forceps to add a locking mechanism and the introduction of a 5mm version. Shipments of the cutting forceps with the new locking feature commenced in April and the 5mm version in June. The Company also continues to support its intellectual property portfolio and incur professional fees in support of these activities. For the first six months of 1996, research and development expenses were $316,777 an increase of $29,026, or 10% from the same period of 1995. The Company expects spending in this area to increase over 1995 levels due to development projects and intellectual property issues.

General and Administrative. General and administrative expense for the second quarter of 1996 were $180,692, an increase of $7,780, or 4%, from the same period of 1995. For the first six months of 1996, general and administrative expenses were $364,064, an increase of $15,740, or 4% from the same period of 1995. The Company does not expect significant general and administrative cost increases in the near future.


                                       (7)

Net Loss. Net loss for the second quarter was $184,580 compared to a net loss of $170,780 for the same quarter in 1995. The second quarter loss was increased from the second quarter of 1995 due to the Company recording a one-time charge of $111,042 for the balance of the fee due the noteholder on the Company's $500,000 note which was converted to 200,000 shares of common stock on June 28, 1996. Aside from this financing activity the Company reduced its operating loss in the second quarter due primarily to the growth in sales, the increase in gross margin as a result of the changing sales mix and the continued cost control efforts initiated by management. The net loss for the first six months of 1996 was $308,589 compared to a net loss of $346,822 for the first six months of 1995. The Company believes that with its changing sales mix, the projected sales increases and its continuing control of its operating expenses will result in the Company approaching profitability by year-end.

LIQUIDITY and CAPITAL RESOURCES

Cash and cash equivalents were $742,563 on June 30, 1996 compared to $1,028,476 on December 31, 1995. The Company used $400,155 of cash in operating activities in the first six months of 1996 compared to $90,528 for the same period of 1995. Operating activities in the first six months included an increase in accounts receivable due to the sales growth, an increase in inventories relating to the increasing demand and achievement of desired inventory levels and a growth in accounts payable.

The Company spent $62,629 on capital equipment in the first six months of 1996 and expects this level of investment to remain constant over the next two quarters as the Company redesigns the handle of its laparoscopy product line. In the second quarter of 1996 the $500,000 note, raised in February to pay off outstanding principal and interest under certain 13% notes, was converted into 200,000 shares of common stock. The Company also raised $427,326 from the exercise of warrants and options in the second quarter of 1996. In addition, 401,700 shares of preferred stock were converted to common shares in the first six months of 1996. The Company also met its obligation on preferred stock dividends of $113,640.

The Company believes it has sufficient capital to fund operations through 1996, on the assumption that its sales goals are met and there are no significant unexpected expenditures. If for any reason the Company's sales goals are not met or it incurs significant unexpected expenditures, the Company may require additional debt or equity financing. There is no assurance that such financing will be available.

Certain statements in this Management's Discussion and Analysis section are forward looking statements that involve a number of risks and uncertainties, including those described in the Company's Form 10-KSB for the year ended December 31, 1995 under Part I "Cautionary Statements."

EFFECT OF INFLATION

The Company does not believe that inflation will have a significant effect on operations.

                                      (8)

                           PART II - OTHER INFORMATION

Item 4 - Submission of Matters to a Vote of Security Holders

The Company held its Annual Meeting on Tuesday, April 30, 1996. Proxies for the Annual Meeting were solicited pursuant to Regulation 14 under the Securities Exchange Act of 1934. There was no solicitation in opposition to management's nominees as listed in the Company's proxy statement, and all nominees were elected.

The following persons were elected to serve as directors of the Company, by the votes indicated, until the next annual meeting of shareholders:

                                  Number of        Number of
         Nominee                  Votes For      Votes Withheld
         -------                  ---------      --------------
David D. Koentopf                 7,030,382          38,513
John L. Shannon, Jr.              7,027,006          41,889
Donald R. Brattain                7,036,082          32,813
Richard J. Migliori, M.D.         7,031,682          37,213



By a vote of 6,805,592 shares in favor, with 244,631 shares opposed and 18,312 shares abstaining, the shareholders also ratified the appointment of Ernst & Young LLP as independent auditors for the fiscal year ending December 31, 1996.



                    Item 6 - Exhibits and Reports on Form 8-K

(a)      Exhibits:
              27. Financial Data Schedule (filed with electronic version only)

(b)      Reports on Form 8-K:
                   None filed in the period.


                                       (9)

                                   SIGNATURES

Pursuant to the requirements of the Securities Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                     EVEREST MEDICAL CORPORATION


August 13, 1996                      By: /s/ John L. Shannon, Jr.
                                         John L. Shannon, Jr.,
                                         President and Chief Executive Officer
                                         (Principal executive officer)

August 13, 1996                      By: /s/ Thomas F. Murphy
                                         Thomas F. Murphy
                                         Chief Financial Officer and Assistant
                                         Secretary (Principal financial and
                                         accounting officer)



                                      (10)