Form 10QSB
period 1996-09-30
EVEREST MEDICAL CORPORATION
filed 1996-11-14
CIK 869426

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                              Washington, DC 20549

                                   FORM 10-QSB
                                QUARTERLY REPORT

                     PURSUANT TO SECTION 13 OR 15 (D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934


For Quarter Ended:         September 30, 1996

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

                                 YES X     NO

As of November 6, 1996 6,965,886 shares of Common Stock of the Registrant were outstanding.

Transitional Small Business Disclosure Format (check one): YES___  NO  X

PART I - FINANCIAL INFORMATION
Item 1 - Financial Statements

                                                    EVEREST MEDICAL CORPORATION
                                                          BALANCE SHEETS

                                                             September 30,1996    December 31, 1995
                                                                (Unaudited)            (Note)
                                                                 ----------         -----------
ASSETS
Current assets
     Cash and cash equivalents                                     $    901,190    $  1,028,476
     Accounts receivable, net                                         1,093,946         916,341
     Inventories                                                        847,849         658,754
     Prepaid insurance and deposits                                     108,678          51,506
                                                                   ------------    ------------
Total current assets                                                  2,951,663       2,655,077

Equipment
     Office and display equipment                                       398,043         374,278
     Research and development equipment                                 188,715         188,715
     Production equipment                                             1,015,625         941,010
                                                                   ------------    ------------
                                                                      1,602,384       1,504,003
     Less allowance for depreciation                                 (1,347,781)     (1,233,782)
                                                                   ------------    ------------
                                                                        254,603         270,221
Patents, net of amortization                                             20,162          34,754
                                                                   ------------    ------------

Total assets                                                       $  3,226,428    $  2,960,052
                                                                   ============    ============


LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities
     Customer advances                                             $    168,000    $    168,000
     Accounts payable                                                   206,196         216,450
     Accrued compensation and related taxes                             149,664         140,889
     Other accrued liabilities                                          135,742          85,113
     Convertible notes, current portion                                    --           488,975
     Capital lease obligations, current portion                          10,745          28,320
                                                                   ------------    ------------
Total current liabilities                                               670,346       1,127,747

     Capital lease obligations, net of current portion                    2,945           9,138
     Other accrued liabilities, net of current portion                   37,917            --
     Convertible notes, net of current portion                             --           126,700

Shareholders' equity
     Convertible preferred stock series A, ($.01 par value,
     $2.50 liquidation value) 1,400,000 authorized; outstanding:
      1996 - 636,937 shares; 1995 - 1,092,937 shares                  1,561,717       2,701,717
     Convertible preferred stock series B, ($.01 par value,
     $2.75 liquidation value) authorized and outstanding:
      1996 - 652,273 shares; 1995 - 727,273 shares                    1,586,563       1,792,813
     Convertible preferred stock series C, ($.01 par value,
     $2.75 liquidation value) authorized and outstanding:
      1996 - 410,906 shares; 1995 - 410,906 shares                    1,002,832       1,002,832
     Convertible preferred stock series D, ($.01 par value,
     $2.875 liquidation value) authorized and outstanding:
      1996 - 471,500 shares; 1995 - 471,500 shares                    1,205,807       1,205,807
     Common stock, ($.01 par value) 12,461,821 authorized;
      outstanding:
      1996 -6,965,586; 1995 - 5,782,800                                  69,656          58,067
     Additional paid-in capital                                      17,078,786      14,121,227
     Retained deficit                                               (19,990,141)    (19,185,996)
                                                                   ------------    ------------
                                                                      2,515,220       1,696,467
                                                                   ------------    ------------
     Total liabilities and shareholders' equity                    $  3,226,428    $  2,960,052
                                                                   ============    ============

Note: The balance sheet at December 31, 1995 is derived from the audited financial statements at that date.


                           EVEREST MEDICAL CORPORATION
                       STATEMENT OF OPERATIONS (Unaudited)

                                                     3 Months Ended September 30    9 Months Ended September 30
                                                          1996           1995            1996          1995
                                                         ------         ------          ------        ------
Net sales                                             $ 1,521,472    $ 1,001,564    $ 4,291,896    $ 3,061,177
Cost of goods sold                                        869,312        709,646      2,409,456      1,958,506
                                                       ----------     ----------     ----------     ----------
Gross margin                                              652,160        291,918      1,882,440      1,102,671


Cost and expenses:
      Sales and marketing                                 365,431        313,044      1,108,439        806,551
      Research and development                            136,924        125,619        453,701        413,371
      General and administrative                          189,503        155,669        553,568        503,994
                                                        ----------     ----------     ----------     ----------
Total operating expenses                                  691,858        594,332      2,115,708      1,723,916

Interest and other income                                 (10,685)       (53,016)       (45,943)       (92,395)
Interest expense                                              613         30,966        150,889         98,337
                                                        ----------     ----------     ----------     ----------
Net loss                                                  (29,626)      (280,364)      (338,214)      (627,187)

Less preferred stock dividends                             86,714         62,600        268,132        187,800
                                                        ----------     ----------     ----------     ----------
Loss applicable to common stock                       $  (116,340)   $  (342,964)   $  (606,346)   $  (814,987)
                                                        ----------     ----------     ----------     ----------

Net loss per common share                             $     (0.02)   $     (0.06)   $     (0.10)   $     (0.14)
                                                        ----------     ----------     ----------     ----------

      Weighted average number of shares outstanding
       during the period                                6,709,014      5,796,963      6,170,246      5,785,051
                                                                                                   -----------




                           EVEREST MEDICAL CORPORATION
                       STATEMENT OF CASH FLOWS (Unaudited)

                                                    Nine Months Ended September 30
                                                         1996            1995
                                                        ------          ------
OPERATING ACTIVITIES

Net loss                                             $  (338,266)   $  (627,189)
Adjustments to reconcile net loss to net cash used
  in operating activities
      Depreciation and amortization                      128,592        164,794
      Loss on sale and disposal of equipment                --            4,429
      Provision for losses on accounts receivable         22,500        (23,056)
      Provision for inventory obsolescence                52,810         19,037
      Changes in operating assets and liabilities
           Accounts receivable                          (200,411)        55,628
           Inventories                                  (241,598)       (50,463)
           Prepaid expenses                              (57,172)        (6,843)
           Customer advances                                --           85,470
           Accounts payable and accrued expenses          95,439         58,619
                                                     -----------    -----------
Net cash used in operating activities                   (538,106)      (319,574)

INVESTING ACTIVITIES

Purchase of equipment                                    (98,382)       (25,877)
                                                     -----------    -----------
Net cash used in investing activities                    (98,382)       (25,877)

FINANCING ACTIVITIES
Dividends paid                                          (302,021)      (160,000)
Proceeds from debt                                       500,000           --
Proceeds from warrants and options                       939,456           --
Principal payments on debt and capital leases           (647,817)      (164,277)
Net proceeds from sale of common stock                    19,584         16,630
Net proceeds from sale of preferred stock                   --             --
                                                     -----------    -----------
Net cash provided by financing activities                509,202       (307,647)
                                                     -----------    -----------

Decrease in cash and cash equivalents                   (127,286)      (653,098)
Cash and cash equivalents at beginning of period       1,028,476      1,326,353
                                                     -----------    -----------
Cash and cash equivalents at end of period           $   901,190    $   902,301
                                                     -----------    -----------


                           EVEREST MEDICAL CORPORATION

               NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

                               September 30, 1996


Note A - Business Activity

Everest Medical Corporation is engaged in the development, manufacturing and marketing of bipolar electrosurgical devices for the gastrointestinal endoscopy, laparoscopy and other minimally invasive surgery markets. The Company no longer considers itself in the development stage.

Note B - Basis of Presentation

The accompanying unaudited, condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for three months ended September 30, 1996 are not necessarily indicative of the results that may be expected for the year ended December 31, 1996. For further information, refer to the financial statements and footnotes thereto included in the Company's annual report on Form 10-KSB for the year ended December 31, 1995.

Note C - Debt

The $500,000 convertible note was converted to 200,000 shares of common stock on June 28, 1996. The supplemental loss per share, as if the conversion had occurred on the date of issuance (February 18, 1996) of the notes, would be ($.08).











                                       (5)

                                 Part I - Item 2


                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                              OR PLAN OF OPERATION


RESULTS OF OPERATIONS

Net Sales. Net sales in the third quarter of 1996 were $1,521,472, an increase of $519,908, or 52%, from the third quarter of 1995. This sales increase was a combination of the expansion of the Everest-branded laparoscopy product line and strong growth in the sales to the Company's OEM laparoscopy customers.

Net sales for the nine months ended September 30, 1996 were $4,291,896, an increase of $1,230,719, or 40%,from the same period of 1995. The sales for the period reflect the ongoing growth in the Company's laparoscopy product offerings with growth of 71% in the Everest distribution channel and a 63% growth in sales to its OEM laparoscopy customers.
Bard.

The Company realized an increase of 71% in its Everest-branded laparoscopy product sales for the first nine months of 1996 which reflects the ongoing sales and marketing effort to focus on the Company's independent distribution channel. Sales of the BiCOAG(R) Bipolar Cutting Forceps account for 15% of the sales in this segment for the first nine months. The Company commenced shipments of a 5mm version of the BiCOAG Cutting Forceps late in the second quarter. The demand for this product and the 10mm version has contributed significantly to the growth of Everest-branded sales. The Company expects that its sales of this product will continue to lead the growth of Everest-branded laparoscopy for the balance of 1996.

For the year, the Company has experienced a 63% increase in shipments to its OEM laparoscopy customers. The Company expects these levels of growth will slow in the fourth quarter of 1996 as the inventory levels of these customers appear to be in balance. The Company has experienced flat shipments of its bipolar snare to Japan for the year despite the 81% increase in third quarter sales, due to delays in obtaining regulatory approval. Additionally, the Company experienced a 11% decline in sales of its private label version of the bipolar coagulating probe to C.R. Bard in the first nine months. The Company expects this level of sales to continue throughout the balance of 1996 as this product line appears to have reached a mature level of sales.




                                       (6)

Gross Margin. Gross margin in the third quarter of 1996 was 42.9% of sales compared to 29.1% of sales for the third quarter of 1995. The improved gross margin was primarily a reflection of the growing share of Everest-branded products. Gross margin increased from 1995 levels due to the strong sales mix of Everest-branded products, ongoing expense controls implemented by the Company, increased production levels and raw materials cost reductions.

Gross margin for the first nine months of 1996 was 43.9% as compared to 36.0% for the same period of 1995. The increase in gross margin is reflective of the sales increases, the growing share of Everest-branded products and the higher production levels. The Company expects that the gross margin will continue to improve from 1995 levels due to the sales growth in Everest-branded products and increased production output.


Sales and Marketing. Sales and marketing expenses for the third quarter of 1996 were $365,431, an increase of $52,387, or 17%, from the same period in 1995. This increase was a result of the growth in commission expenses due to changing sales mix to a larger portion of Everest-branded sales, the ongoing marketing efforts with the use of new product samples, the additional clinical fees to promote the product through professional articles and papers, and the full impact of staff additions made throughout 1995. For the first nine months of 1996, sales and marketing expenses were $1,108,439, an increase of $301,888, or 37% from the same period of 1995. The Company expects the level of spending on sales and marketing to continue to increase in 1996 compared to 1995 levels due to the growth in Everest-branded sales and strategic marketing investments.


Research and Development. Research and development expenses for the third quarter of 1996 were $136,924, an increase of $11,305, or 9%, from the same period in 1995. The Company experienced an increase in costs due to the ongoing development of the BiCOAG Cutting Forceps to add a locking mechanism and the introduction of a 5mm version. Shipments of the cutting forceps with the new locking feature commenced in April and the 5mm version in June. The Company also continues to support its intellectual property portfolio and incur professional fees in support of these activities. For the first nine months of 1996, research and development expenses were $453,701, an increase of $40,330, or 10% from the same period of 1995. The Company expects spending in this area to increase over 1995 levels due to development projects and intellectual property issues.


General and Administrative. General and administrative expense for the third quarter of 1996 were $189,503, an increase of $33,834, or 22%, from the same period of 1995. For the first nine months of 1996, general and administrative expenses were $553,568, an increase of $49,574, or 10%, from the same period of 1995. The cost increase is primarily related to additional legal fees associated with recent registration statements and higher insurance costs. The Company does not expect significant general and administrative cost increases in the near future.


                                       (7)

Net Loss. Net loss for the third quarter was $29,626 compared to a net loss of $280,364 for the same quarter in 1995. The third quarter loss was decreased from the third quarter of 1995 due primarily to the growth in sales, the increase in gross margin as a result of the changing sales mix and the continued cost control efforts initiated by management. The net loss for the first nine months of 1996 was $338,214 compared to a net loss of $627,187 for the first nine months of 1995. The Company recorded a one-time charge of $111,042 for the balance of the fee due the noteholder of a $500,000 Company note which was converted to 200,000 shares of common stock on June 28, 1996.

LIQUIDITY and CAPITAL RESOURCES

Cash and cash equivalents were $901,190 on September 30, 1996 compared to $1,028,476 on December 31, 1995. The Company used $538,106 of cash in operating activities in the first nine months of 1996 compared to $319,574 for the same period of 1995. Operating activities in the first nine months included an increase in accounts receivable due to the sales growth, an increase in inventories relating to the increasing demand and achievement of desired inventory levels and a growth in accounts payable.

The Company spent $98,382 on capital equipment in the first nine months of 1996 and expects this level of investment to remain constant over the next quarter as the Company redesigns the handle of its laparoscopy product line. In the second quarter of 1996 the $500,000 note, sold in February to pay off outstanding principal and interest under certain 13% notes, was converted into 200,000 shares of common stock. The Company also raised $427,326 from the exercise of warrants and options in the third quarter of 1996. In addition, 401,700 shares of preferred stock were converted to common shares in the first nine months of 1996. The Company also met its obligation on preferred stock dividends of $302,021.

The Company believes it has sufficient capital to fund operations for the next twelve month based on its current cash position and the just completed Revolving Line of Credit agreement with Riverside Bank for $300,000. Based on the current cash position, the credit facility and the projections of revenues and expenses, the Company believes that it will be able to meet its working capital needs for the next 12 months.

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

                           EVEREST MEDICAL CORPORATION


November 12, 1996                          By:  /s/ John L. Shannon, Jr.
                                           John L. Shannon, Jr.,
                                           President and Chief Executive Officer
                                           (Principal executive officer)

November 12, 1996                          By: /s/ Thomas F. Murphy
                                           Thomas F. Murphy
                                           Chief Financial Officer and
                                                   Assistant Secretary
                                           (Principal financial and accounting
                                                   officer)









                                      (10)