Form 10KSB40
period 1996-12-31
EVEREST MEDICAL CORPORATION
filed 1997-03-28
CIK 869426

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   FORM 10-KSB

                  Annual Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

For the fiscal year ended:                           Commission file number:
    December 31, 1996                                         0-18900


                           EVEREST MEDICAL CORPORATION
                 (Name of small business issuer in its charter)

      Minnesota                                          41-1454928
(State of Incorporation)                   (I.R.S. Employer Identification No.)
                            13755 First Avenue North
                          Minneapolis, Minnesota 55441
                    (Address of principal executive offices)

                    Issuer's telephone number: (612) 473-6262


        Securities registered pursuant to Section 12(b) of the Act: None

           Securities registered pursuant to Section 12(g) of the Act:

                     Common Stock, par value $.01 per share


         Check whether the Issuer (1) filed all reports  required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the Issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No___

         Check if there is no  disclosure  of  delinquent  filers in response to
Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of Issuer's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

         The Issuer's revenues for fiscal year 1996 were $6,001,779.

         As of March 5, 1997, there were 7,005,934 shares of Common Stock of the Issuer outstanding, and the aggregate market value of the Common Stock of the Issuer (based upon the closing sale price of the Common Stock at that date, as reported by NASDAQ), excluding shares owned beneficially by executive officers and directors, was approximately $17,385,515.


         Part II of this Annual Report on Form 10-KSB incorporates by reference information (to the extent specific sections are referred to herein) from the Issuer's Annual Report to Shareholders for the year ended December 31, 1996 (the "1996 Annual Report"). Part III of this Annual Report on Form 10-KSB incorporates by reference information (to the extent specific sections are referred to herein) from the Issuer's Proxy Statement for its annual meeting to be held April 21, 1997 (the "1997 Proxy Statement").

Transitional Small Business Disclosure Format (check one)  Yes         No  X

                                     PART I

ITEM 1            DESCRIPTION OF BUSINESS

General Development of Business

         Everest Medical Corporation (the "Company" or "Everest") is engaged primarily in the development, manufacturing and marketing of bipolar electrosurgical devices for use in minimally invasive surgical procedures. Minimally invasive procedures have a growing range of surgical applications in such areas as gynecology, gastroenterology, cardiovascular and general surgery.

         The Company commenced commercial sales of laparoscopic surgical products in October 1991. The first product sold was the BiLAP Probes. The Company added the BiCOAG(R) Bipolar Forceps in September 1992, the EVERSHEARS(R) Straight Bipolar Scissors in November 1992 and the EVERSHEARS Curved Bipolar Scissors in September 1993. The Company introduced three additional products to the laparoscopic market in 1994, including the EVERSHEARS II Bipolar Metal-on-Metal Curved Scissors, the BiCOAG Bipolar Dissecting Forceps and the BiLAP(R) Bipolar Needle Electrode. In 1995, the Company commenced sales of the innovative, patented, multi-functional BiCOAG Cutting Forceps, and in 1996 added additional versions, including a 5mm version of the BiCOAG Cutting Forceps. In December 1996, the Company introduced the BiCOAG Forceps in a 3mm version for the emerging microlaparoscopy market. The Company is targeting these existing and new products to the laparoscopic general surgery and gynecology markets.

         As minimally invasive surgical techniques have evolved to increasingly complex surgery in anatomically crowded areas of the human body, the need for safer instrumentation has become more evident. The Company believes that bipolar electrosurgery is gaining increasing scientific recognition and acceptance in the growing minimally invasive surgery ("MIS") markets which predominately utilize monopolar energy. Bipolar energy offers the surgeon more control, less tissue damage, effective hemostasis and performance, eliminating the dangers associated with monopolar energy. The Company believes that bipolar technology will become the standard in electrosurgery in all MIS procedures and the Company will be a beneficiary of this trend.

         The Company continues to market a line of disposable products for use in selected gastrointestinal endoscopic interventional procedures. These procedures are performed by gastroenterologists using endoscopes through which Everest's products are inserted into the body. These products are the BiSNARE(R) Polypectomy Snare for removing colon polyps and the BiCOAG Probe(R) Gastrointestinal Coagulator for treating intestinal bleeding.

         The electrosurgical products currently under development or being marketed by Everest operate in a bipolar mode providing an improved margin of patient safety in minimally invasive surgical procedures. Many of these procedures are typically performed using monopolar electrosurgery which has inherent characteristics that may pose certain risks for patients. In electrosurgery, radio frequency (or RF energy) is used both to cut and coagulate tissue. With monopolar devices, the RF energy must pass from the surgical instrument through the patient's body to a separate return electrode attached to a large surface area, generally the buttocks or thigh. With monopolar electrosurgery, there is a greater potential for injury to body tissues as the electrical current passes through to the surface or return electrode (grounding pad) where skin burns can also occur. With bipolar devices, the RF energy is contained at the surgical site because both the active and return electrodes are located on the surgical instrument. In minimally invasive surgery, there is even greater potential for complications when using monopolar instruments due to the combined effects of the surgeon's limited field of vision, the proximity of other organs and the inherent tendency of the surgical instruments to conduct monopolar RF energy.

         The Company has developed extensive expertise in the control and containment of bipolar radio frequency energy to affect both surgical cutting and coagulation of blood in a variety of surgical and interventional procedures. The Company's strategy is to leverage its expertise to design, develop and manufacture proprietary surgical instruments for use in selected minimally invasive surgical procedures where the safety and other features of bipolar electrosurgery have demonstrable advantages.

         The Company was incorporated in Minnesota on April 19, 1983. The Company's address is 13755 First Avenue North, Minneapolis, Minnesota 55441, and its telephone number is (612) 473-6262.

Business

         Laparoscopic Surgical Products

         The Company believes laparoscopy is a rapidly growing market in the United States. Laparoscopic procedures, such as gall bladder removal, hysterectomies, hernia repair and removal can now be routinely performed through a trocar cannula. The cutting and coagulating instruments most often utilized are either electrosurgical or lasers. Each of these methods involves certain patient risks. With monopolar electrosurgical devices, there is a risk that the passage of electrical current through the body will result in unintended lateral tissue damage. Tissue damage can occur in laparoscopic procedures performed with monopolar instruments due to RF current from the monopolar instrument inducing current on one of the trocar cannulas or other surgical instruments. This tissue damage, which can include severe burning, may not be visible to the surgeon during surgery, but may result in post-operative complications such as bowel perforation. Lasers are sometimes difficult to control and have limited coagulation effect, particularly in the closed conditions of a laparoscopic procedure. They are also expensive to acquire and may be inconvenient for the clinician due to the problems of scheduling the limited number available in a hospital and the high level of expertise required. To the Company's knowledge, the EVERSHEARS Bipolar Scissors and the BiLAP Probe were the first bipolar electrosurgical devices commercially available for the purpose of providing cutting and coagulation in laparoscopic procedures. In the past two years, there have been additional products introduced to the market by competitors that may address the need for cutting and coagulation during laparoscopic procedures.

         Current Laparoscopic Surgical Products

         EVERSHEARS Bipolar Scissors. The EVERSHEARS II Bipolar Scissors is used to cut and coagulate tissue during laparoscopic surgery, combining mechanical cutting with electrosurgical coagulation. The EVERSHEARS II Bipolar Scissors consists of a handle and a long tube with blades at the distal end. The EVERSHEARS II also contains a spindle which allows the physician to rotate the device. The patented EVERSHEARS II design consists of metal cutting blades and stainless steel support member which serves as the coagulation electrodes. The conductive metal cutting blade is isolated from the support member by a nonconductive adhesive. The EVERSHEARS II Bipolar Scissors is designed to utilize the bipolar coagulating output of most standard electrosurgical generators on the market. The EVERSHEARS II Bipolar Scissors is available in a dual action curved design which allow the physician better visualization of the surgical site.

         The Company currently distributes the EVERSHEARS II Bipolar scissors to hospitals and physicians only through its network of distributors and independent marketing representatives. Sales of EVERSHEARS Bipolar Scissors exceeded $1,300,000 for the year. It is expected to continue its sales growth for 1997 due to customer demand, increased awareness of the benefits of bipolar electrosurgery and ongoing product performance improvements.

         BiCOAG Forceps. The BiCOAG Forceps is used to coagulate tissue and blood vessels during laparoscopic surgery. The BiCOAG Forceps consists of a handle and a long tube containing two electrodes and a spindle which allows the physician to rotate the device to more easily accomplish its function. The forceps is available in two models, a macro version which has large paddles attached to the end of the electrodes for coagulating large areas, and the micro version which has a small electrode surface for more precise coagulation. The BiCOAG Forceps is designed to operate on the bipolar coagulating output of most standard electrosurgical generators on the market.

         The BiCOAG Forceps were reintroduced to the Company's independent sales channel in September 1995 after an 18-month hiatus. Sales of the BiCOAG Forceps were previously restricted from the Company's independent sales channel due to a now-terminated exclusivity provision in the product supply agreement with Ethicon Endo-Surgery, a division of Johnson & Johnson. The sales impact of the reintroduction of the BiCOAG Forceps for 1995 was nominal, but in 1996 revenues exceeded $200,000.

         In addition to the Company's independent sales channel, the BiCOAG Forceps are also marketed and distributed by Ethicon Endo-Surgery and Origin MedSystems, a subsidiary of Guidant Corporation. Sales to these OEM customers represented 16% of the Company's revenue in 1995 and 19% in 1996.

         BiLAP BiPolar Probes. Everest markets the BiLAP Bipolar Probes in three different configurations. The BiLAP Probe consists of a handle and a long rigid tube. The three models contain cutting electrodes to accommodate clinician preference and an area to provide spot coagulation on the distal end. All of the models have features that allow suction and irrigation to the operative site. The BiLAP Probe was released for general sale in the United States in October 1991. Initially the BiLAP Probes were designed to work only on an Everest-made Bipolar generator; however, in 1996, with product modifications, the device is now compatible with most common electrosurgical generators, eliminating the need for an Everest Generator. Although the Company believes that this device will continue to contribute to the ongoing growth of Everest-branded laparoscopy products, sales of the BiLAP System to date have been nominal.

         BiCOAG Dissecting Forceps. The BiCOAG Dissecting Forceps is similar to the bipolar forceps described above, but combines the ability to grasp and dissect tissue in the surgical procedure with the benefits of bipolar coagulation. This product provides the surgeon with a versatile and high-utility instrument, and is compatible with most electrosurgical generators.
Sales of this product in 1996 exceeded $325,000.

         BiLAP Bipolar Needle Electrode. The BiLAP Bipolar Needle Electrode is similar to the BiLAP product line and features an adjustable needle electrode that advances and retracts for precise cutting that preserves surrounding tissues. The device utilizes the safety of bipolar energy and provides the surgeon with precision cutting performance. This device is compatible with most common electrosurgical generators.

         Sales of the BiLAP Needle Electrode in 1996 were in line with expectations. The sales of this product are not expected to reach significant levels since this product has a small niche of the market based on current surgical techniques.

         BiCOAG Bipolar Cutting Forceps. The Company introduced this patented new product in September 1995 in a 10mm version. This innovative product incorporates a precision bipolar forceps for grasping and coagulation of tissue with a surgical cutting blade positioned between the forceps jaws to allow transection of coagulated tissue. The Company was issued a patent from the United States Patent Office on August 29, 1995 for this design.

         The BiCOAG Cutting Forceps allows the laparoscopic surgeon the ability to grasp and coagulate safely with bipolar energy and transect tissue with one instrument. This product minimizes the number of surgical instruments needed and the need for instrument exchanges, resulting in a reduction of surgical time. Additionally, the use of bipolar energy to safely and effectively seal vessels may result in the elimination of costly stapling devices in many laparoscopic procedures.

         In the second quarter of 1996, the Company added a locking feature to the device which enables the device to be used for retraction and increases surgeon ease and comfort. The Company also commenced shipments of the new 5mm version of the BiCOAG Cutting Forceps during the last half of 1996. The Company believes this device is the first commercially available 5mm cutting forceps. The 5mm version of the BiCOAG Cutting Forceps complements the 10mm device, offering surgeons the advantage of using smaller trocars, reducing incision size, cost and potential complications.

         The Company realized a significant portion of its growth in 1996 from the revenues generated from this product line. Revenues grew from under $200,000 in 1995 to in excess of $1,000,000 in 1996. The Company expects this product line to continue to be a source of revenue growth in 1997.

         BiCOAG 3mm BiPolar Forceps. In December 1996, the Company introduced what it believes to be the world's first 3mm Bipolar laparoscopic forceps targeted for the emerging microlaparoscopy market. This device allows for secure grasping, effective coagulation, the use of smaller trocar ports and improved outcomes. Procedures such as diagnostic laparoscopy are being moved out of traditional hospital settings to alternate sites, including surgical-centers and physicians' offices. The Company believes smaller instrumentation will improve the success rate of these procedures by allowing the use of smaller ports, reducing complications. Revenues from this product line in 1996 were limited. The Company also plans to introduce a 3mm Bipolar scissors in 1997 to complement the 3mm forceps, thereby providing additional functionality to the clinician in the area of microlaparoscopy.

         Laparoscopic Surgical Products Under Development. The Company has ongoing development projects to optimize the ergonomics of the current scissors and forceps handle and to offer a thinner, higher-quality blade design for its bipolar scissors.

         GI Endoscopic Products

         Current GI Endoscopic Products

         BiSNARE Polypectomy Snare. Lower gastrointestinal polyp removal procedures are performed to reduce the risk of cancerous lesion formation. When performed with a monopolar snare, this procedure may have the undesirable side effects of colon wall perforation and delayed hemorrhage. The Company is marketing a device designed to make the removal of polyps easier and safer. The BiSNARE Polypectomy Snare consists of a bipolar wire loop on a long catheter which is inserted through an endoscope. The wire loop is placed over the polyp by the endoscopist, RF energy is activated, and, as the polyp is cut from the intestinal wall, the exposed blood vessels are coagulated. The Company believes that, compared to competing monopolar devices, the BiSNARE presents less potential for burns and intestinal perforations because it requires less power and the energy is localized to the lesion. In addition, it is easier to prepare the patient for the procedure than with competing devices because the BiSNARE does not require a grounding pad.

         The BiSNARE polypectomy device was released for general sale in the United States market in August 1990 after limited marketing during the first half of the year in the United States and in Japan. In 1996, the BiSNARE experienced a decline in sales as the Company transitioned to a new distributor in Japan, KK Adachi, in January 1996 and experienced a delay in obtaining regulatory approval. Sales of this product line approached $500,000 in 1996 as compared to almost $600,000 in 1995. The Company expects this sales level to remain unchanged in 1997 as the Japanese business competes to regain market share lost as a result of the regulatory delays. The BiSNARE is currently offered in several models to address physician preferences. The Company is currently focusing on increasing its market share in laparoscopy, therefore, the BiSNARE is sold to hospitals and physicians in the United States through a limited network of independent marketing representatives and distributors.

         BiCOAG Probe Coagulator. In a common endoscopic procedure, a coagulating tip on the distal end of a catheter is used to treat ulcers and other intestinal bleeding. The BiCOAG Coagulator is a catheter with a spiral electrode tip and a flushing port designed to facilitate the endoscopic visualization and coagulation of gastrointestinal bleeding. The BiCOAG Probe has a spiral bipolar electrode designed to permit the endoscopist to use any surface of the tip for therapy while reducing the incidence of tissue adhesion. The BiCOAG Probe was released for general sale to the United States market in August 1990 and to the Japanese market in September 1990.

         The Company has entered into an agreement with Bard Interventional, a division of C.R. Bard, Inc., and is providing a private label version of the coagulating probe for sale in the United States and Canada. Bard has no obligation to purchase a minimum number of units under this agreement. Sales under this agreement in 1996 decreased 9% over 1995 levels.

         GI Endoscopic Products Under Development

         Biopsy Forceps. The Company has developed a bipolar instrument that will enable the endoscopist to obtain a tissue sample for pathology and coagulate the site while maintaining the integrity of the sample. The market potential for the product is under evaluation. The Company has entered into a development agreement with a leading international distributor of surgical instruments to refine the product design and explore the market potential.

         Minimally Invasive Cardiac Surgery

         The Company has  identified  the emerging  minimally  invasive  cardiac surgery market as an opportunity to export its bipolar technology to many companies which are investing in new procedures to reduce the invasiveness of the current cardiac procedures. The Company believes the inherent safety of bipolar technology offers the cardiovascular surgeon the cost-effective electrosurgical solution to meet the challenges of these new procedures. The Company also believes strongly that bipolar electrosurgery has the potential to become the standard of care for the new minimally invasive cardiac surgery marketplace.

         The Company is exploring two applications for bipolar technology in cardiac surgery-bipolar dissection of the internal mammary artery during coronary artery bypass surgery, and bipolar "clipping" of side branches during minimally invasive saphenous vein harvesting. The Company believes it can leverage its existing products to these procedures without significant obstacles. The applicable products may include the BiCOAG Cutting Forceps and the EVERSHEARS II Metal-on-Metal Bipolar Scissors.

         General Market Trends

         The MIS market  continues to grow.  According to MedPro Month  (October
1995), the worldwide laparoscopy market experienced a 12% growth in 1995 to nearly $1 billion. The U.S. sales of laparoscopy related equipment was projected to increase 11% in 1996. Factors accounting for this growth include: (a) increasing concern by employers and healthcare providers regarding the total system costs associated with surgery; (b) higher degree of awareness of patients regarding the benefits of MIS; and (c) improved technology for use by clinicians in these procedures.

         At present, many physicians, hospitals and third party payers do not fully appreciate the favorable economics of MIS. There is a growing body of data to support the conclusion that MIS procedures will significantly reduce the total system healthcare-related costs of surgery. These potential cost savings include reduced hospital stays and patient recovery time. From an employer's perspective, savings are evident in lower costs of short-term disability and workers' compensation. In addition, employers may realize savings in costs associated with the hiring of replacement workers--training expense, reduced productivity and additional compensation. The Company believes that large employers will become more aggressive in managing their total system healthcare-related costs and indicate a preference for MIS procedures. This may include employers limiting reimbursement to laparoscopic procedures only, unless clearly contraindicated.

         Today, patients are better informed with respect to the benefits of MIS--returning to an active lifestyle sooner, potentially reduced risks due to anesthesia and infection, and obvious cosmetic advantages--and are requesting less invasive procedures.

         Because of these market trends, the Company believes that the minimally invasive surgical market should experience a high rate of growth in the next several years. Some industry analysts are predicting that well over one-half of all general surgical procedures will be performed in this manner within the next two to five years. Laparoscopic removal of the gall bladder has experienced the most dramatic increase in the number of procedures performed. The new method can reduce the average hospital stay from three or more days to one day, or even eliminate an overnight stay, and results in as little as one week of lost work time, compared to up to one month for the open surgical method.

         The Company believes endoscopy also has significant growth potential. Gastrointestinal endoscopists are typically internal medicine sub-specialists or colo-rectal surgeons. As the trend toward minimally invasive procedures has strengthened, the gastrointestinal endoscopists have added endoscopic surgical procedures to their endoscopic diagnostic practices. This therapeutic use has reduced the need for more invasive surgical procedures. The Company anticipates that, as additional devices offering features of safety and ease-of-use are introduced, more procedures will be performed by endoscopists.

         The current health care debate by the federal government has the potential to tremendously impact the system of delivery of health care in this country. While the ultimate outcome is uncertain at this time, the Company feels it will be well-positioned to take advantage of any change that may occur. In order to reduce the overall rate of growth of spending on health care, any new or revised system will need to encourage the ongoing trend to MIS due to the overall efficiency of these procedures. The Company also expects that the trend towards managed health care will bring into the procedural equation important factors such as safety, efficacy, cost effectiveness and ease of use resulting in a greater demand for bipolar energy.

Competition

         The medical device industry is intensely competitive in almost all segments and tends to be dominated in large, more mature markets by a relatively small group of large and well-financed companies. The Company also competes with smaller, entrepreneurial companies, some of which are better financed than Everest and already have established positions in certain markets.

         Minimally Invasive Surgical Markets

     A number of major  medical  products  suppliers,  including  United  States
Surgical Corporation, Ethicon Endo-Surgery (a division of Johnson & Johnson, Inc.), Valleylab, Inc. (a subsidiary of Pfizer, Inc.), CONMED Corporation, Origin MedSystems (a subsidiary of Guidant Corporation) Karl Storz Endoscopy-America Inc., Urohealth and Circon Corporation are currently selling devices for minimally invasive surgical procedures. For the most part, the electrosurgical products sold by these companies are monopolar devices. The Company also believes that a number of companies are developing bipolar devices for laparoscopic applications. Competitors are selling a bipolar coagulating forceps. The Company believes, however, that it is the only manufacturer currently marketing a full line of bipolar devices specifically designed for laparoscopy.

         Due to the expected rapid growth in the market for minimally invasive surgical products, the Company anticipates that additional competitors will enter the market. It also expects that there will be a consolidation of existing competitors, including acquisitions of small companies by large medical products companies. This trend will mean increasing competition for the Company.

         Endoscopic Markets

         The principal competitors of the BiSNARE polypectomy device are Microvasive, Inc. (subsidiary of Boston Scientific Corp.), Wilson Cook Medical Inc., Bard Interventional (a division of C.R. Bard, Inc.) and Olympus Corp. All of these companies market monopolar systems. BEI, Inc. makes a bipolar snare that is currently sold to customers at a significantly higher price than the BiSNARE.

         The principal competitors to the BiCOAG Probe are Microvasive, Circon Corporation and Olympus. All of these companies market bipolar devices, with the exception of Olympus, which offers a device using heat for coagulation.

         The Company believes that the principal competitive factors in both the MIS and endoscopic markets are product features, physician familiarity with the products and their function, the ability of products to address cost containment issues, product quality, distribution strength and price. Competitors to each of the Company's products market both disposable and reusable products. All of the Company's current surgical instruments are intended for single use, a feature which the Company believes provides the benefits of less risk of infection to patients and reduced labor costs to hospitals.

Marketing and Distribution

         The Company markets and promotes its products through advertising in medical journals, publication of scientific papers, direct mail, attendance at trade shows and participation by Everest's personnel in training sessions for physicians. The Company also provides promotional information for its independent sales representatives and distributors. In addition, the Company, its independent representatives and its distributors provide physicians with assistance in learning the proper use of the Company's laparoscopic products.

         The Company has pursued two distribution strategies over the recent years. They include OEM relationships on certain products and distribution through a network of independent commissioned representatives and distributors.

         Over the past 2 years, the Company has focused on developing its independent sales channel whereby the Company works with independent sales organizations which have expertise in the Company's primary markets of general surgery and gynecologic laparoscopy. The Company, in many cases, retains direct billing to the hospital and pays a commission based on orders shipped. The Company has seen this distribution channel grow to represent 58% of its sales volume in 1996 as compared to 54% of its volume in 1995. The Company believes that continued management focus, ongoing product development and increased sales and marketing efforts will continue to grow this independent sales channel in 1997.

         The Company continues to maintain its non-exclusive product supply agreement with Ethicon Endo-Surgery, a division of Johnson & Johnson, Inc., whereby Ethicon was granted a license to market the Company's laparoscopic forceps. In addition, the Company sells the product through its independent sales channel. The Company also has a non-exclusive agreement with Origin MedSystems, a subsidiary of Guidant Corporation, established in 1993 to market the Company's laparoscopic forceps. Sales to Ethicon and Origin increased in 1996 due to lower than desired inventory levels. The Company expects sales to these customers to decline in 1997 as such companies manage the inventory levels to meet current demand.

         Everest currently markets its GI endoscopic products in the United States through a minimum number of independent distributors. These distributors do not have written agreements with the Company and serve on a non-exclusive basis. The Company also services a growing number of accounts directly. The Company continues to provide Bard Interventional (a division of C.R. Bard, Inc.) with its gastrointestinal coagulating probe.

         The Company's sales and marketing department consists of the Vice President of Sales and Marketing, three regional sales managers, one clinical specialist for the laparoscopic product line, one marketing manager focusing on the minimally invasive cardiac market and two sales and marketing support individuals. The Company expects to continue to invest in the growing distribution strategy in 1997.

         The Company intends to continue to utilize independent distributors for foreign sales. During 1996, the Company concentrated its sales and marketing efforts primarily in the United States market. The Company expects sales in 1997 to increase domestically, as well as internationally as the Company expands efforts to find and retain independent distributors in order to provide a market presence in new territories, including Japan and South America.

Manufacturing

         The manufacturing process for the Company's current products consists primarily of the assembly of parts and components purchased from outside vendors, final testing and packaging. The Company currently produces the majority of its injection molded plastic parts. It is probable that the Company primarily will assemble its future products from parts bought from outside suppliers. However, management may determine that certain parts should be produced by the Company due, for instance, to a desire to control quality or to reduce cost. The Company is currently subcontracting sterilization functions with third parties. During 1993, the Company installed a class 10,000 clean room in its facility which gives the Company the capability to package its products in house at considerable savings compared to subcontracting that function.

         Most of the parts and components used in the Company's current products are purchased from multiple vendors or are available from additional vendors the Company has qualified. However, in some instances the Company purchases, and may in the future purchase, only from a single vendor. Although the Company believes it would be able to obtain such parts from alternative vendors if required, there could be some interruption in the Company's ability to supply products to customers. If, as in the past, the Company finds itself with a single source of supply for a critical component, it will, to the extent possible, take steps to protect itself from a shortage of supply. Such steps include increased safety stock, working to qualify additional vendors, and alternative designs which utilize currently available components.

Research and Development

         The Company's research and development activities are conducted at its headquarters facility and at laboratory and clinical facilities at various universities and hospitals. The Company attempts to coordinate its research and development activities with those of its scientific advisors and other physician contacts. The objective of the Company is to direct those coordinated efforts to use its base of technology and expertise to develop products which meet identified market needs. The principal research activities are concept and prototype development and human clinical studies. The Company funds human studies that are carried out in various institutions having the necessary facilities and personnel. For the years ended December 31, 1996 and 1995, the Company's research and development expenditures were $606,970 and $555,804, respectively. The Company expects spending in the research and development area to increase as the Company attempts to expand its laparoscopic product offering and to capitalize on certain opportunities in the minimally invasive cardiovascular arena, microlaparoscopy and other surgical specialties.

Regulation

         The medical devices manufactured and marketed by the Company are subject to regulation by the U.S. Food and Drug Administration (the "FDA") and, in some instances, by state and foreign authorities. Pursuant to the Medical Device Amendments of 1976 (the "1976 Amendments") to the Federal Food, Drug and Cosmetic Act, and regulations promulgated thereunder, medical devices intended for human use are classified into three categories (Classes I, II, and III), depending upon the degree of regulatory control to which they would be subject. The Company's current GI endoscopic and laparoscopic surgical products have been classified as Class II devices, and the Company believes that its planned electrosurgical devices will also be in that class.

         If a new device, irrespective of whether it is a Class II or III device, is substantially equivalent to an existing device that has been continuously marketed since the effective date of the 1976 Amendments (May 28, 1976) (a "Substantially Equivalent Device"), FDA requirements may be satisfied through a Premarket Notification Submission (a "510(k) Submission"), under which the applicant provides product information supporting its claim of substantial equivalence. In a 510(k) Submission, the FDA may also require that it be provided with clinical test results demonstrating the safety and efficacy of the device. Under certain circumstances, that clinical data can be obtained only after submitting to the FDA an application for an Investigational Device Exemption ("IDE"). Marketing may commence when the FDA issues a letter finding substantial equivalence. The Company has received 510(k) marketing clearances finding substantial equivalence from the FDA, without submission of clinical testing data, for all of its current products.

         If a medical device does not qualify for the 510(k) Submission procedure, the manufacturer must file a premarket approval application ("PMA"). This requires more extensive prefiling testing than the 510(k) Submission and involves a significantly longer FDA review process. FDA approval of a PMA occurs after the applicant has established the safety and efficacy of the device to the satisfaction of the FDA under an IDE Procedure requiring preclinical laboratory and animal tests and human clinical studies. The Company does not believe that any of its products currently under development will be subject to this more time-consuming FDA review process.

         The United States Congress has enacted legislation which substantially changes certain aspects of the regulation of the sale of medical devices and which, depending on how it is interpreted and enforced, could make it substantially more difficult and time-consuming to comply with premarketing clearance and approval processes.

         As a manufacturer of medical devices, the Company is also subject to certain other FDA regulations, and its manufacturing processes and facilities are subject to continuing review by the FDA to ensure compliance with Good Manufacturing Practices regulations. The Company believes that its manufacturing and quality control procedures substantially conform to the requirements of FDA regulation.

         The financial arrangements through which the Company markets, sells and distributes its products may be subject to certain federal and state laws and regulations with respect to the provision of services or products. These so-called "fraud and abuse" laws and regulations prohibit certain direct or indirect payment arrangements that are designed to induce or encourage the purchase or recommendation of products reimbursable under Medicare or Medicaid. Violations of these laws and regulations may result in civil and criminal penalties, including substantial fines and imprisonment. The Company believes that its operations and its marketing, sales and distribution practices currently comply in all respects with the fraud and abuse laws and regulations, to the extent they are applicable.

         The Company's devices are also subject to regulation in foreign countries.

Third Party Reimbursement

         In 1983, Congress amended the Social Security Act to establish a prospective reimbursement system for Medicare which limits the reimbursement that hospitals receive for treating certain medical conditions by setting maximum fees that can be charged for Medicare patients. Under this system, hospitals are paid a fixed amount for treating each patient with a particular diagnosis. This differs from the previous system under which Medicare providers were reimbursed for actual costs of providing services up to a stated maximum on each procedure performed. In addition, certain private insurers have initiated prospective reimbursement systems designed to slow the escalation of health care costs. The Company does not believe that these reimbursement limitations will have an adverse effect on future sales of its existing or currently proposed product lines, although the Company has become aware of pressure to limit reimbursement for single-use devices.

Intellectual Property

         Due to the rapid technology change that characterizes the medical device industry, the Company believes that the improvement of existing products, reliance upon trade secrets and unpatented proprietary know-how and the development of new products are generally as important as patent protection in establishing and maintaining a competitive advantage. Nevertheless, the Company has made, and continues to make, efforts to obtain patents, when available, in connection with its product development program. There can be no assurance, however, that any patents obtained will provide substantial protection or be of commercial benefit to the Company, or that their validity will not be successfully challenged.

         In 1994, the Company was awarded a patent for its second generation bipolar scissors design, EVERSHEARS II. Although there were two opposing patents issued to another company in 1994 involving ceramic bipolar scissors, the Company believes that the patented EVERSHEARS II is a strong marketing alternative in the bipolar scissors market. After review of the allowed claims of the two opposing patents and the related files, the Company, based on the advice of its patent counsel, believes that its metal-on-metal design incorporated in the EVERSHEARS II does not infringe on either of the opposing patents issued. The Company commenced shipment of the EVERSHEARS II on a limited basis in the third quarter of 1994 and full market introduction in January 1995.

         In 1995, the Company was awarded two patents for its dissecting forceps design and its bipolar cutting forceps design. The Company was awarded three additional patents in 1996, two of which relate to the bipolar scissors technology. The third patent, a methods patent, was granted to the Company which allows for the interchangeability of monopolar and bipolar currents to an instrument.

         The Company currently has two patent issues outstanding. First, the US Patent and Trademark Office (PTO) has granted the Company's request for re-examination--a review of an issued patent in the context of newly discovered prior art--of its issued bipolar cutting forceps patent. The Company took this action in an effort to ensure the long-term viability of the bipolar cutting forceps patent. Secondly, the Company was notified of a declared patent interference action--an action to determine who is entitled to the patent on the same invention-that has been filed with the PTO on the Company's metal-on-metal bipolar scissors patent by an unknown party. The Company believes it will ultimately prevail in both actions; however, an unfavorable result could adversely affect to the Company's ability to use certain of its technology in the manner expected.

         The Company generally requires its consultants and each of its employees to agree in writing to keep its proprietary information confidential and, within certain limitations, to assign all inventions relating to the Company's business to the Company.

         The Company has registered its trademark logo, Everest Medical, and the trademarks BiSNARE, BiTOME, BiCOAG, EVERSHEARS, BiLAP and BiBx on the principal register in the United States Patent and Trademark Office. In addition, the Company has filed trademark applications on some of its other products.

Employees

         As of March 14, 1997, the Company had 56 employees, of which 55 are full-time and one is part-time. The employees include three in research and development, 24 in production, 17 in manufacturing support, six in sales and marketing and six in general and administrative functions. The Company's employees are not represented by a union, and the Company considers its relationship with its employees to be good.

Outlook and Risks

         As provided for under the Private Securities Litigation Reform Act of 1995, the Company wishes to caution investors that the following important factors, among others, in some cases have affected and in the future could affect the Company's actual results of operations and cause such results to differ materially from those anticipated in forward-looking statements made in this document and its 1996 Annual Report by or on behalf of the Company.

         The Company expects that as it continues to invest in sales and marketing support programs increased revenues will result from the Everest-branded laparoscopy as it gains market share. The Company also expects that surgeons will increase their use of bipolar technology as an alternative to existing monopolar and ultrasonic technologies because bipolar technology provides a safe and effective way of cutting and coagulating tissue in minimal invasive laparoscopy and gynecology procedures. There are no assurances that the Company will be successful in increasing its market share as it competes with large, well-capitalized companies who have the ability to enter into contact purchasing agreements with large institutions due to their broad product offerings which may exclude the Company's products.

         The Company also faces issues regarding the status of two key patents that are currently undergoing patent office actions. Based on advice of counsel and published statistics, the Company believes that it will prevail in both the patent re-examination of its Bipolar Cutting Forceps patent and the patent interference action involving its metal-on-metal bipolar scissors patent. There can be no assurances, however, that the Company's patents may not be limited based on these actions or other unknown actions that may arise. Unfavorable outcomes may limit gain in market share that the Company expects in the future.

         The Company also plans to expand its efforts relating to minimally invasive cardiac surgery, an emerging market segment. Although the Company intends to investigate and commence market activities in 1997, there are no assurances that it will be successful in demonstrating its bipolar products as superior in this market. In addition, the Company cannot guarantee that this market segment will evolve to a significant market size.

         The Company also faces ongoing issues related to its working capital needs. The capital structure under which the Company operates requires quarterly dividend payments to three outstanding series of preferred convertible stock. These requirements, necessary capital expenditures, growth in inventory as the Company expands its product offering and increased operating expenses due to its exploration of the minimally invasive cardiac market opportunity will challenge the Company to meet its capital needs for 1997. The Company has a $300,000 revolving line of credit that matures on March 31, 1997. There are no assurances that this credit facility will be renewed on terms favorable to the Company nor that the Company would be able to receive other sources of capital it may need should there be any significant deviations from the plan in 1997.

         There are only a limited number of competitive bipolar instruments currently on the market. However, the Company's current and future products will in most cases compete not only with competitive bipolar devices, but also with devices based on monopolar, laser and other technologies. Companies which currently manufacture electrosurgical and other competitive products can be expected to engage in continuing research and development which will result in new products, some of which will be bipolar, that will be competitive with the Company's products. The Company is aware of several U.S. and European companies which have developed or are developing bipolar laparoscopic devices, one of which is designed for cutting and several of which are designed for coagulation. Circon Corporation, for example, has a cutting and coagulation forceps, though such product is not yet patented. At the present time, the Company is unable to predict the impact that these products may have on foreign or domestic sales of the Company's products. The Company's known and potential competitors are well-established and have substantially more experience and financial resources than the Company. The Company's ability to compete will depend upon a number of factors, including its ability to manufacture, market and distribute its bipolar electrosurgical devices at commercially acceptable prices, to supply product under its remaining OEM contracts, its success in generating market acceptance for the products and the establishment of an effective marketing organization.

         Many of the Company's products are reimbursed by Medicare, private insurers and other third parties. Changes in reimbursement policies or payment levels would likely adversely affect the Company.

ITEM 2.           DESCRIPTION OF PROPERTY

         The Company currently rents facilities consisting of approximately 17,985 square feet located at Carlson Technical Center, Suite 500, 13755 First Avenue North, Minneapolis, Minnesota 55441. The Company pays monthly rent of approximately $9,000, plus operating expenses and taxes, under the lease which extends through December 1998. The Company uses approximately 65% of the space for production, 15% for research and development and 10% for each of sales and marketing and administration. The Company believes this space will adequately meet its needs for the foreseeable future, and, in management's opinion, the property is adequately covered by insurance.

ITEM 3.           LEGAL PROCEEDINGS

         The Company is not a party to, nor is its property the subject of, any material pending legal proceeding.

ITEM 4.           SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         No matter was submitted to a vote of security holders during the fourth quarter of the fiscal year covered by this report.

Executive Officers of the Company

         The Company's executive officers, along with their ages and positions as of March 14, 1997, are as follows:


       Name               Age           Position

John L. Shannon, Jr.      43      President and Chief Executive Officer

David J. Parins           45      Vice President, Engineering, Quality Assurance
                                       and Regulatory Affairs

Michael Geraghty          49      Vice President, Sales and Marketing

Steven M. Blakemore       42      Vice President, Operations

Thomas F. Murphy          37      Vice President, Finance and Administration
                                       and Assistant Secretary


         John L. Shannon, Jr. Mr. Shannon was elected President and Chief Executive Officer in August 1993. From May 1989 to June 1993, Mr. Shannon was President and Chief Executive Officer of EdenTec Corporation, a medical device manufacturer. From November 1985 to May 1989, Mr. Shannon was employed by Threshold Ventures, Inc., a venture capital firm, most recently as President. From September 1984 to November 1985, Mr. Shannon was Marketing Manager for SciMed Life Systems, Inc., a medical device manufacturer. From June 1979 to September 1984, Mr. Shannon was employed by The Toro Company, a lawn and garden manufacturer, in a variety of financial, planning and marketing positions, most recently as Marketing Manager.

         David J. Parins. Mr. Parins has been employed by the Company since November 1988, most recently as Vice President of Engineering, Quality Assurance and Regulatory Affairs. From September 1983 to November 1988, Mr. Parins was employed by Angiomedics Incorporated (now Schneider (USA), Inc.) in a variety of product and business development positions, including Product Marketing Manager and Director of Research. Mr. Parins has a degree in mechanical engineering from Marquette University and is the inventor on several patents covering cardiovascular and RF device technology.

         Michael E. Geraghty. Mr. Geraghty joined the Company as Vice President of Sales and Marketing in January 1997. From August 1995 to January 1997, Mr. Geraghty was Director of Marketing - Advance Products at ArthroCare Corporation, a start-up bipolar electrosurgical medical device manufacturer. From March 1994 to August 1995, Mr. Geraghty was the National Sales Manager of Laser Peripherals, and from December 1990 to October 1993, he was the Sales Manager for Intramed Labs, Inc., both of which are medical device manufacturers.

         Steven M. Blakemore. Mr. Blakemore has been employed by the Company since November 1992, most recently as Vice President of Operations. From October

1989 to February 1992, Mr. Blakemore was employed by Clarus Medical Systems, a medical device manufacturer, as Vice President of Operations and Research and Development. From March 1986 to October 1989, Mr. Blakemore was employed by Medical Graphics Corporation, a medical device manufacturer, most recently as Vice President of Operations. Mr. Blakemore is the inventor on one patent in medical technology.

         Thomas F. Murphy. Mr. Murphy has served as Vice President of Finance and Administration of the Company since January 1997, prior to which he served as Chief Financial Officer since joining the Company in July 1994. Mr. Murphy has also served as Assistant Secretary of the Company since February 1995. From December 1992 to July 1994, he was Vice President of Finance for DaVinci Medical, Inc., a manufacturer of laparoscopic surgical instruments. From October 1990 to May 1992, Mr. Murphy was employed by Tsumura International, a consumer goods manufacturer of home fragrance and bath products, as Vice President of Finance. From 1986 to October 1990, Mr. Murphy held various positions in sales operations, administration and finance for Minnetonka Corporation, a consumer goods manufacturer.


                                     PART II

ITEM 5.           MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER
                  MATTERS

         The information required by Item 5 is incorporated by reference from the Company's 1996 Annual Report, portions of which are filed herewith in
Exhibit 13.1.

ITEM 6.           MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF
                  OPERATION

         The information required by Item 6 is incorporated by reference from the Company's 1996 Annual Report, portions of which are filed herewith in
Exhibit 13.1.

ITEM 7.           FINANCIAL STATEMENTS

         An index to and the Financial Statements of the Company for the year ended December 31, 1996 are incorporated by reference from the Company's 1996 Annual Report, portions of which are filed herewith in Exhibit 13.1.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         None.

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

         The information required by Item 9 regarding the Company's executive officers is set forth in Part I of this report.

         The information required by Item 9 regarding the Company's directors is incorporated by reference from the Company's 1997 Proxy Statement under the caption "Information About Nominees." The Company's proxy statement will be filed pursuant to Rule 14a within 120 days after the close of the fiscal year for which this report is filed.

         The information relating to compliance with Section 16(a) of the Exchange Act is incorporated by reference from the Company's 1997 Proxy Statement under the caption "Compliance with Section 16(a) of the Exchange Act." The Company's proxy statement will be filed pursuant to Rule 14a within 120 days after the close of the fiscal year for which this report is filed.

ITEM 10.          EXECUTIVE COMPENSATION

         The information required by Item 10 is incorporated by reference from the Company's 1997 Proxy Statement under the caption "Executive Compensation." The Company's proxy statement will be filed pursuant to Rule 14a within 120 days after the close of the fiscal year for which this report is filed.

ITEM 11.          SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
                  MANAGEMENT

         The information required by Item 11 is incorporated by reference from the Company's 1997 Proxy Statement under the caption "Security Ownership of Management and Certain Beneficial Owners." The Company's proxy statement will be filed pursuant to Rule 14a within 120 days after the close of the fiscal year for which this report is filed.

ITEM 12.          CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         The information required by Item 12 is incorporated by reference from the Company's 1997 Proxy Statement under the caption "Certain Transactions." The Company's proxy statement will be filed pursuant to Rule 14a within 120 days after the close of the fiscal year for which this report is filed.

ITEM 13.          EXHIBITS AND REPORTS ON FORM 8-K

(a)      Exhibits:

         The exhibits to this Report are listed in the Exhibit Index immediately following the signature pages to this Report.

         A copy of any of the exhibits listed or referred to above will be furnished at a reasonable cost to any person who was a shareholder of the Company as of March 5, 1997, upon receipt from any such person of a written request for any such exhibit. Such request should be sent to Everest Medical Corporation, 13755 First Avenue North, Minneapolis, Minnesota 55441, Attention: Shareholder Information.

(b) Reports on Form 8-K: None filed during the fourth quarter of the fiscal year ended December 31, 1996.

                                   SIGNATURES


         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Issuer has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated:   March 27, 1997                   EVEREST MEDICAL CORPORATION


                                          By       /s/ John L. Shannon, Jr.
                                          John L. Shannon, Jr.
                                          President and Chief Executive Officer


         Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Issuer and in the capacities indicated.

                               (Power of Attorney)

         Each person whose signature appears below constitutes and appoints John
L. Shannon, Jr. and Thomas F. Murphy as his true and lawful attorneys-in-fact and agents, each acting alone, with full power of substitution and resubstitution, for him and in his name, place and stead, in any and all capacities, to sign any or all amendments to this Annual Report on Form 10-KSB and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, each acting alone, full power and authority to do and perform each and every act and thing requisite and necessary to be done in and about the premises, as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming all said attorneys-in-fact and agents, each acting alone, or his substitute or substitutes, may lawfully do or cause to be done by virtue thereof.

         Signature                        Title                       Date


  /s/ John L. Shannon, Jr.        Chief Executive Officer,        March 27, 1997
John L. Shannon, Jr.              President (Principal Executive
                                  Officer) and Director


  /s/ David D. Koentopf           Chairman of the Board           March 27, 1997
David D. Koentopf

(Signatures continued on following page)

         Signature                       Title                          Date


  /s/ Thomas F. Murphy            Chief Financial Officer         March 27, 1997
Thomas F. Murphy                  (Principal Financial and
                                  Accounting Officer)


  /s/ Donald R. Brattain          Director                        March 27, 1997
Donald R. Brattain


  /s/ Richard J. Migliori, M.D.   Director                        March 27, 1997
Richard J. Migliori, M.D.

                           EVEREST MEDICAL CORPORATION

                         EXHIBIT INDEX TO ANNUAL REPORT
                                 ON FORM 10-KSB
                   For the Fiscal Year Ended December 31, 1996


Item No.          Item

3.1      Restated   Articles  of  Incorporation  of  the  Company,   as  amended
         (Incorporated by reference to Exhibit 3.1 to the Company's Form 10-KSB for the fiscal year ended December 31, 1995)

3.2 Restated Bylaws of the Company, as amended (Incorporated by reference to Exhibit 3.2 to the Company's Registration Statement on Form S-18 (File No. 33-37352-C))

4.1 Specimen form of the Company's Common Stock Certificate (Incorporated by reference to Exhibit 4.1 to the Company's Registration Statement on Form S-18 (File No. 33-37352-C))

4.2      Restated  Articles of  Incorporation  of the  Company,  as amended (See
         Exhibit 3.1)

4.3      Restated Bylaws of the Company, as amended (See Exhibit 3.2)

10.1 1986 Incentive Stock Option Plan, as amended (Incorporated by reference to Exhibit 10.6 to the Company's Registration Statement on Form S-18 (File No. 33-37352-C))**

10.2 1986 Non-Statutory Stock Option Plan, as amended (Incorporated by reference to Exhibit 10.7 to the Company's Registration Statement on Form S-18 (File No. 33-37352-C))**

10.3     Form of Incentive Stock Option Agreement  (Incorporated by reference to
         Exhibit 10.8 to the Company's Registration Statement on Form S-18 (File No. 33-37352-C))**

10.4     Form of Non-Statutory  Option  Agreement  (Incorporated by reference to
         Exhibit 10.9 to the Company's Registration Statement on Form S-18 (File No. 33-37352-C))**

10.5     Employee  Stock  Purchase  Plan  (Incorporated  by reference to Exhibit
         10.10 to the Company's Registration Statement on Form S-18 (File No. 33-37352- C))**

10.6 Employee Incentive Savings and Profit Sharing Plan (Incorporated by reference to Exhibit 10.11 to the Company's Registration Statement on Form S-18 (File No. 33-37352-C))**

10.7 Employee Incentive Savings and Profit Sharing Trust (Incorporated by reference to Exhibit 10.12 to the Company's Registration Statement on Form S-18 (File No. 33-37352-C))**

10.8 1992 Stock Option Plan (Incorporated by reference to Exhibit 10.37 to the Company's Registration Statement on Form S-1 (File No. 33-45872))**

10.9 Lease Agreement dated September 20, 1989 between the Company and Carlson Center Industrial II Limited Partnership (Incorporated by reference to Exhibit 10.36 to the Company's Registration Statement on Form S-18 (File No. 33-37352-C))

10.10 Amendment #1 dated December 7, 1992 to Lease Agreement dated September 20, 1989 between the Company and Carlson Center Industrial II Limited Partnership (Incorporated by reference to Exhibit 10.13 to the Company's Form 10-KSB for the fiscal year ended December 31, 1994)

10.11 Amendment #2 dated December 9, 1993 to Lease by and between the Company and the Estate of James Campbell (Incorporated by reference to Exhibit
         10.14 to the Company's Form 10-KSB for the fiscal year ended December 31, 1994)

10.12 Supply Agreement dated April 2, 1991 between the Company and C.R. Bard, Inc. (Incorporated by reference to Exhibit 10.36 to the Company's Registration Statement on Form S-1 (File No. 33-45872))

10.13 First Amendment to Supply Agreement dated April 2, 1991 between the Company and C.R. Bard, Inc. (Incorporated by reference to Exhibit 10.36 to the Company's Registration Statement on Form S-1 (File No. 33-45872))

10.14 Stock Purchase Agreement dated July 15, 1993 between the Company and Johnson & Johnson Development Corporation, including Distribution and License Agreement between the Company and Ethicon Endo-Surgery (Incorporated by reference to Exhibit 10.29 to the Company's Form 10-KSB for the fiscal year ended December 31, 1993)

10.15 Employment Agreement with John L. Shannon, Jr. dated August 9, 1993 (Incorporated by reference to Exhibit 10.31 to the Company's Form 10-KSB for the fiscal year ended December 31, 1993)**

10.16    Amendment  to  Employment   Agreement   with  John  L.   Shannon,   Jr.
         (Incorporated by reference to Exhibit 10.25 to the Company's Form 10-KSB for the fiscal year ended December 31, 1994)**

10.17 Amendment to Employment Agreement with John L. Shannon, Jr. dated August 25, 1995 (Incorporated by reference to Exhibit 10.19 to the Company's Form 10-KSB for the fiscal year ended December 31, 1995)**

10.18* Amendment to Employment Agreement with John L. Shannon, Jr. dated December 11, 1996**

10.19 Form of Warrant dated February 18, 1994 issued pursuant to agreement to certain purchasers (Incorporated by reference to Exhibit 10.38 to the Company's Form 10-KSB for the fiscal year ended December 31, 1993)

10.20 Exclusive Distribution Agreement dated January 1, 1996 with KK Adachi (Incorporated by reference to Exhibit 10.21 to the Company's Form 10-KSB for the fiscal year ended December 31, 1995)

10.21 Note Purchase Agreement dated February 16, 1996 between the Company and Okabena Partnership K (Incorporated by reference to Exhibit 10.22 to the Company's Form 10-KSB for the fiscal year ended December 31, 1995)

10.22 13% Secured Convertible Note in the principal amount of $500,000 dated February 16, 1996 in favor of Okabena Partnership K (Incorporated by reference to Exhibit 10.23 to the Company's Form 10-KSB for the fiscal year ended December 31, 1995)

10.23 Security Agreement dated February 16, 1996 between the Company and Okabena Partnership K (Incorporated by reference to Exhibit 10.24 to the Company's Form 10-KSB for the fiscal year ended December 31, 1995)

10.24 Warrant to purchase 290,909 shares of Common Stock dated February 16, 1996 issued to Okabena Partnership K (Incorporated by reference to Exhibit 10.25 to the Company's Form 10-KSB for the fiscal year ended December 31, 1995)

10.25* Separation Agreement dated October 12, 1996 between the Company and R. Keith Poppe**

10.26* Letter dated November 29, 1996 from Company to Michael Geraghty regarding terms of employment.**

11.1*    Statement Re Computation of Per Share Loss

13.1*    Portions of 1996 Annual Report

23.1*    Consent of Independent Auditors

24.1* Power of Attorney of John L. Shannon, Jr., David D. Koentopf, Thomas F. Murphy, Donald R. Brattain and Richard J. Migliori (included on the signature pages of this Form 10-KSB)

27       Financial Data Schedule (filed with electronic version only)
-------------------

 * Filed herewith.
** Management contract or compensatory plan or arrangement.