Form 10QSB
period 1997-03-31
EVEREST MEDICAL CORPORATION
filed 1997-05-13
CIK 869426

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                              Washington, DC 20549

                                   FORM 10-QSB
                                QUARTERLY REPORT

                     PURSUANT TO SECTION 13 OR 15 (D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934


For Quarter Ended:         March 31, 1997

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

                                    YES X    NO

As of May 9, 1997, 7,020,934 shares of Common Stock of the Registrant were outstanding.

Transitional Small Business Disclosure Format (check one): YES     NO  X

                         PART I - FINANCIAL INFORMATION
                         Item 1 - Financial Statements

                           EVEREST MEDICAL CORPORATION
                                 BALANCE SHEETS

                                                                        March 31, 1997  December 31, 1996
                                                                         (Unaudited)         (Note)
                                                                        ------------    ------------
ASSETS
Current assets
     Cash and cash equivalents                                          $    379,697    $    712,810
     Accounts receivable, net                                              1,154,108       1,135,545
     Inventories                                                             853,632         780,129
     Prepaid insurance and deposits                                          128,814         167,739
                                                                        ------------    ------------
Total current assets                                                       2,516,251       2,796,223

Equipment
     Office and display equipment                                            423,585         396,794
     Research and development equipment                                      188,715         188,715
     Production equipment                                                  1,135,701       1,040,134
                                                                        ------------    ------------
                                                                           1,748,001       1,625,643
     Less allowance for depreciation                                      (1,415,142)     (1,376,389)
                                                                        ------------    ------------
                                                                             332,859         249,254
Patents, net of amortization                                                  11,212          15,491
                                                                        ------------    ------------

Total assets                                                            $  2,860,322    $  3,060,968
                                                                        ============    ============
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities
     Customer advances                                                  $     18,000    $     18,000
     Accounts payable                                                        423,472         241,766
     Accrued compensation and related taxes                                  178,301         165,917
     Other accrued liabilities                                               126,178         171,490
     Convertible notes, current portion                                         --              --
     Capital lease obligations, current portion                                3,660           5,409
                                                                        ------------    ------------
Total current liabilities                                                    749,611         602,582

     Capital lease obligations, net of current portion                          --             2,496
     Other accrued liabilities, net of current portion                          --            16,250
     Convertible notes, net of current portion                                  --              --

Shareholders' equity
     Convertible preferred stock series A,
      ($.01 par value, $2.50 liquidation value)
      1,400,000 authorized; outstanding:
        1997 - 636,937 shares; 1996 - 636,937 shares                       1,561,717       1,561,717
     Convertible preferred stock series B,
      ($.01 par value, $2.75 liquidation value)
      authorized and outstanding:
        1997 - 652,273 shares; 1995 - 652,273 shares                       1,586,563       1,586,563
     Convertible preferred stock series C,
      ($.01 par value, $2.75 liquidation value)
      authorized and outstanding:
        1997 - 410,906 shares; 1996 - 410,906 shares                       1,002,832       1,002,832
     Convertible preferred stock series D,
      ($.01 par value, $2.875 liquidation value)
      authorized and outstanding:
        1997 - 471,500 shares; 1996 - 471,500 shares                       1,205,808       1,205,808
     Common stock, ($.01 par value) 12,461,821 authorized;
      outstanding:
        1997 - 7,005,937 shares; 1996 - 6,970,912 shares                      70,059          69,709
     Additional paid-in capital                                           17,158,237      16,240,199
     Retained deficit                                                    (20,474,505)    (19,227,188)
                                                                        ------------    ------------
                                                                           2,110,711       2,439,640
                                                                        ------------    ------------
     Total liabilities and shareholders' equity                         $  2,860,322    $  3,060,968
                                                                        ============    ============

Note: The balance sheet at December 31, 1996 is derived from the audited financial statements at that date.

                                      (2)

                           EVEREST MEDICAL CORPORATION
                       STATEMENT OF OPERATIONS (Unaudited)

                                                      3 Months Ended March 31
                                                          1997           1996
                                                     -----------    -----------
Net sales                                            $ 1,504,805    $ 1,300,134
Cost of goods sold                                       917,672        713,883
                                                     -----------    -----------
Gross margin                                             587,133        586,251


Cost and expenses:
      Sales and marketing                                528,513        377,075
      Research and development                           175,186        156,883
      General and administrative                         200,110        183,373
                                                     -----------    -----------
Total operating expenses                                 903,809        717,331

Interest and other income                                 (6,743)       (29,120)
Interest expense                                             206         22,048
                                                     -----------    -----------
Net loss                                                (310,139)      (124,008)

Less preferred stock dividends                            86,716         90,839
                                                     -----------    -----------
Loss applicable to common stock                      $  (396,855)   $  (214,847)
                                                     ===========    ===========

Net loss per common share                            $     (0.06)   $     (0.04)
                                                     ===========    ===========

      Weighted average number of shares
      outstanding during the period                    6,993,111      5,808,700
                                                     ===========    ===========


                                      (3)

                           EVEREST MEDICAL CORPORATION
                       STATEMENT OF CASH FLOWS (Unaudited)

                                                               Three Months Ended March 31
                                                                     1997           1996
                                                               -----------    -----------
OPERATING ACTIVITIES

Net loss                                                       $  (310,139)   $  (124,008)
Adjustments to reconcile net loss to net cash
  used in operating activities
      Depreciation and amortization                                 43,035         45,693
      Loss on sale and disposal of equipment                          --             --
      Provision for losses on accounts receivable                      227          7,500
      Provision for inventory obsolescence                            --           27,897
      Changes in operating assets and liabilities
           Accounts receivable                                     (13,788)      (130,304)
           Inventories                                             (78,505)      (153,750)
           Prepaid expenses                                         38,925        (16,379)
           Customer advances                                          --             --
           Accounts payable and accrued expenses                   132,002        150,782
                                                               -----------    -----------
Net cash used in operating activities                             (188,243)      (192,569)

INVESTING ACTIVITIES

Purchase of equipment                                             (122,359)       (43,314)

                                                               -----------    -----------
Net cash used in investing activities                             (122,359)       (43,314)

FINANCING ACTIVITIES
Dividends paid                                                     (86,716)       (56,950)
Proceeds from debt                                                    --             --
Proceeds from warrants and options                                    --             --
Principal payments on debt and capital leases                       (3,723)      (126,564)
Net proceeds from sale of common stock                              67,928           --

                                                               -----------    -----------
Net cash provided by (used in) financing activities                (22,511)      (183,514)
                                                               -----------    -----------

Decrease in cash and cash equivalents                             (333,113)      (419,397)
Cash and cash equivalents at beginning of period                   712,810      1,028,476
                                                               -----------    -----------
Cash and cash equivalents at end of period                     $   379,697    $   609,079
                                                               ===========    ===========

                                      (4)

                           EVEREST MEDICAL CORPORATION

               NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

                                 March 31, 1997


Note A - Business Activity

Everest Medical Corporation is engaged in the development, manufacturing and marketing of bipolar electrosurgical devices for the gastrointestinal endoscopy, laparoscopy and other minimally invasive surgery markets. The Company no longer considers itself in the development stage.

Note B - Basis of Presentation

The accompanying unaudited, condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for three months ended March 31, 1997 are not necessarily indicative of the results that may be expected for the year ended December 31, 1997. For further information, refer to the financial statements and footnotes thereto included in the Company's annual report on Form 10-KSB for the year ended December 31, 1996.

Note C - Net Loss Per Share

Net loss per share is computed using the weighted average number of common shares outstanding during the period. Common equivalent shares from stock options and warrants are excluded from the computations as their effect is antidilutive. In February 1997, the Financial Accounting Standards Board issued Statement No. 128, Earnings Per Share. This statement replaces the presentation of primary earnings per share (EPS) with basic EPS and also requires dual presentation of basic and diluted EPS foe entities with complex capital structures. This Statement is effective for the fiscal year ending December 31, 1997. For the quarter ended March 31, 1997, there is no difference between the basic earnings per share under Statement No. 128 and the primary net loss per share as reported.

                                      (5)

                                 Part I - Item 2


                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                              OR PLAN OF OPERATION


RESULTS OF OPERATIONS

Net Sales. Net sales in the first quarter of 1997 were $1,504,805, an increase of $204,671, or 16%, from the first quarter of 1996. This sales increase was a result of growth of Everest-branded laparoscopy product line offset by declines in the Company's OEM business for laparoscopy and gastrointestinal products.

The Company realized an increase of 44% in its Everest-branded laparoscopy product sales during the first quarter. This growth reflected the impact of the BiCOAG(R) Bipolar Cutting Forceps which became the largest product line for the Company and led the Everest-branded laparoscopy segment to its first $1,000,000 quarter in the Company's history. The balance of the product line was off slightly from the same quarter of 1996.

The Company experienced a 40% decline in its OEM shipments of a private label version of the Company's classic tip forceps to Ethicon Endo-Surgery, a division of Johnson & Johnson, and Origin Medsystems, a division of Guidant Corporation, as these customers balanced their inventory levels to be more reflective of end-user demand. Sales of the Company's polypectomy snare to Japan decreased 73% from the same quarter of 1996. The decline resulted primarily from the distributor managing its inventory levels in anticipation for regulatory approval of Everest's new version of the bipolar snare, which approval was received in April. Sales of a version of the coagulating probe to C.R. Bard increased 5%, as compared to the first quarter of 1996.


Gross Margin. Gross margin in the first quarter of 1997 was 39.0% of sales compared to 45.1% of sales for the first quarter of 1996. The decline in gross margin was caused by early product-cycle costs as the Company increased production of the 5mm BiCOAG Cutting Forceps to meet the strong demand. The impact of such decline was offset by the benefits realized from increased sales of Everest-branded products.


Sales and Marketing. Sales and marketing expenses for the first quarter of 1997 were $528,513 an increase of $154,438, or 41%, from the same period in 1996. The increase was a result of increased staffing to support the growing Everest-branded product sales, marketing initiatives aimed at the Company's participation in the emerging minimally invasive cardiovascular market, and increases in commissions and training costs.

                                      ( 6 )

Research and Development. Research and development expenses for the first quarter of 1997 were $175,186, an increase of $18,303, or 12%, from the same period in 1996. The Company experienced an increase in expenses due primarily to the effort of pursuing ISO 9000 and CE Mark certification for its products to benefit its international sales efforts.

General and Administrative. General and administrative expenses for the first quarter of 1997 were $200,110, an increase of $16,737, or 9%, from the same period of 1996. The Company experienced an increase in expenses as compared to the same period of 1996 primarily due to increased costs for D&O insurance and increased activities in investor relations, specifically the retention of an investor relations firm.


Net Loss. Net loss for the first quarter was $310,140 compared to a net loss of $124,008 for the same quarter in 1996. The first quarter loss was greater than the first quarter loss of 1996 primarily due to the unfavorable impact on gross margin of early product-cycle costs and related manufacturing inefficiencies. Additionally, operating expenses increased reflecting the Company's planned initiatives of ISO/CE Mark certification, marketing initiatives for the minimally invasive cardiac surgery market and increased sales and marketing costs to manage the sales growth and productivity of the Company's independent sales force.

LIQUIDITY and CAPITAL RESOURCES

Cash and short-term investments were $379,697 on March 31, 1997 compared to $712,810 on December 31, 1996. The Company used $188,243 of cash in operating activities in the first three months of 1997 compared to $192,569 for the same period of 1996. Operating activities in the first three months included an increase in accounts receivable due to the sales growth. The Company also experienced an increase in inventories, accounts payable and other accrued expenses.

The Company spent $122,359 on capital equipment in the first three months and expects this level of investment to decline over the next two quarters. During the quarter, the Company also met its obligation on preferred stock dividends of $86,716 and raised $67,928 from exercise of options and warrants.

The Company secured a $1,000,000 line of credit with Riverside Bank on May 6, 1997. This credit facility is intended to meet the Company's working capital needs for 1997. The Company believes the line of credit will provide for the Company's working capital needs for the balance of 1997. The line carries a rate of interest equal to prime and was secured via an arrangement with a private investor.

The Company believes that cash and short-term investments onhand, cash generated from operations and funds available from its line of credit will be sufficient to fund operations for at least the next twelve months assuming that its sales goals are met and there are no significant unexpected expenditures.

                                      ( 7 )

EFFECT OF INFLATION

The Company does not believe that inflation will have a significant effect on operations.

OUTLOOK AND RISKS

As provided for under the Private Securities Litigation Reform Act of 1995, the Company wishes to caution investors that the following important factors, among others, in some cases have affected and in the future could affect the Company's actual results of operations and cause such results to differ materially from those anticipated in forward-looking statements made in this document.

Everest-branded laparoscopy product sales. The Company expects that as it continues to invest in sales and marketing support programs, increased revenues will result from the Everest-branded laparoscopy products as it gains market share. In addition, the Company expects its recent introduction of a new smaller version of its BiCOAG Bipolar Cutting Forceps to contribute to greater sales of Everest-branded products. The Company also expects that surgeons will increase their use of bipolar technology as alternative to existing monopolar and ultrasonic technologies because bipolar technology provides a safe and effective way of cutting and coagulating tissue in minimally invasive laparoscopy and gynecology procedures. There are no assurances that the Company will be
successful  in   increasing   its  market  share  as  it  competes  with  large,
well-capitalized   companies  who  have  the  ability  to  enter  into  contract purchasing agreements with large institutions due to their broad product offerings which may exclude the Company's products.

Sales of OEM products and GI products. Although there can be no assurance, the Company expects sales to its OEM laparoscopy customers to meet expectations in the short term, but at levels reduced from 1996. The Company expects sales of its gastrointestinal products to meet its expectations which are at increased levels from those of 1996.

New version of bipolar snare. The Company received regulatory approval in April on its new bipolar snare version, and shipments of its bipolar snares are expected to increase in the second quarter. There can be no assurance that such new version will compete more favorably with other polypectomy snares on the market.

Gross margins. The Company expects its gross margins for the remainder of 1997 to rebound to levels experienced in the past. The Company believes such improvements in margins will result from production efficiencies and higher sales levels. There can be, however, no assurance that the production changes the Company has recently implemented will have the results expected, and higher sales are dependent on more widespread acceptance of bipolar technology and successful sales and marketing efforts.

                                      ( 8 )

Sales and marketing. Although the Company intends to increase spending on sales and marketing in 1997 in order to pursue growth in branded sales, to support ongoing initiatives for the cardiovascular opportunity, and to invest in strategic marketing endeavors, there can be no assurance that such increased spending will result in greater revenue.

Minimally invasive cardiac surgery. The Company also plans to expand its efforts relating to minimally invasive cardiac surgery, an emerging market segment. Although the Company intends to continue to investigate and commence market activities in 1997, there are no assurances that it will be successful in demonstrating its bipolar products as superior in this market. In addition, the Company cannot guarantee that this market segment will evolve to a significant market size.

Profitability. The Company believes that with projected sales increases, an improvement in gross margins and responsible management of operating expenses, the Company will achieve profitability by year end. Because profitability is dependent on all of the risks discussed in the Outlook and Risks section, among others, there can be no assurance of profitability.










                                      ( 9 )

                           PART II - OTHER INFORMATION




                    Item 6 - Exhibits and Reports on Form 8-K


(a)      Exhibits:
                  27 Financial Data Schedule (filed in electronic format only)

(b)      Reports on Form 8-K:
                  None filed in the period.











                                      ( 10)

                                   SIGNATURES

Pursuant to the requirements of the Securities Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                         EVEREST MEDICAL CORPORATION


May 12, 1997                             By: /s/ John L. Shannon, Jr.
                                         John L. Shannon, Jr.,
                                         President and Chief Executive Officer


May 12, 1997                             By: /s/ Thomas F. Murphy
                                         Thomas F. Murphy
                                         Vice President and Assistant Secretary








                                     ( 11 )