Form 10QSB
period 1997-06-30
EVEREST MEDICAL CORPORATION
filed 1997-08-13
CIK 869426

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                              Washington, DC 20549

                                   FORM 10-QSB
                                QUARTERLY REPORT

                     PURSUANT TO SECTION 13 OR 15 (D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934


For Quarter Ended:         June 30, 1997

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

                                    YES X NO

As of July 31, 1997, 7,028,002 shares of Common Stock of the Registrant were outstanding.

Transitional Small Business Disclosure Format (check one): YES___  NO  X

                         PART I - FINANCIAL INFORMATION
                         Item 1 - Financial Statements

                           EVEREST MEDICAL CORPORATION
                                 BALANCE SHEETS

                                                                          June 30, 1997   December 31, 1996
                                                                           (Unaudited)         (Note)
------------------------------------------------------------------------------------------------------------------------------------
ASSETS
Current assets
     Cash and cash equivalents                                            $    165,238    $    712,810
     Accounts receivable, net                                                1,266,169       1,135,545
     Inventories                                                               870,356         780,129
     Prepaid insurance and deposits                                             78,051         167,739
                                                                          ------------    ------------
Total current assets                                                         2,379,815       2,796,223

Equipment
     Office and display equipment                                              453,786         396,794
     Research and development equipment                                        188,224         188,715
     Production equipment                                                    1,148,568       1,040,134
                                                                          ------------    ------------
                                                                             1,790,579       1,625,643
     Less allowance for depreciation                                        (1,454,725)     (1,376,389)
                                                                          ------------    ------------
                                                                               335,854         249,254
Patents, net of amortization                                                     7,626          15,491
                                                                          ------------    ------------
Total assets                                                              $  2,723,295    $  3,060,968
                                                                          ============    ============

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities
     Customer advances                                                    $     18,000    $     18,000
     Accounts payable                                                          291,437         241,766
     Accrued compensation and related taxes                                    213,031         165,917
     Other accrued liabilities                                                 139,447         171,490
     Bank borrowings, short-term                                               200,000            --
     Capital lease obligations, current portion                                  3,241           5,409
                                                                          ------------    ------------
Total current liabilities                                                      865,156         602,582

     Capital lease obligations, net of current portion                            --             2,496
     Other accrued liabilities, net of current portion                            --            16,250
     Convertible notes, net of current portion                                    --              --

Shareholders' equity
     Convertible preferred stock series A, ($.01 par value,
      $2.50 liquidation value) 1,400,000 authorized; outstanding:
      1997 - 636,937 shares; 1996 - 636,937 shares                           1,561,717       1,561,717
     Convertible preferred stock series B, ($.01 par value,
      $2.75 liquidation value) authorized and outstanding:
      1997 - 637,273 shares; 1996 - 652,273 shares                           1,545,313       1,586,563
     Convertible preferred stock series C, ($.01 par value,
      $2.75 liquidation value) authorized and outstanding:
      1997 - 410,906 shares; 1996 - 410,906 shares                           1,002,832       1,002,832
     Convertible preferred stock series D, ($.01 par value,
      $2.875 liquidation value) authorized and outstanding:
      1997 - 471,500 shares; 1996 - 471,500 shares                           1,205,808       1,205,808
     Common stock, ($.01 par value) 12,461,821 authorized; outstanding:
      1997 - 7,028,002 shares; 1996 - 6,970,912 shares                          70,280          69,709
     Additional paid-in capital                                             17,214,675      16,240,199
     Retained deficit                                                      (20,742,486)    (19,227,188)
                                                                           ------------    ------------
                                                                             1,858,139       2,439,640
                                                                          ------------    ------------
     Total liabilities and shareholders' equity                           $  2,723,295    $  3,060,968
                                                                          ============    ============

Note: The balance sheet at December 31, 1996 is derived from the audited financial statements at that date.
                                      (2)

                             EVEREST MEDICAL CORPORATION
                         STATEMENT OF OPERATIONS (Unaudited)

                                                   3 Months Ended June 30           6 Months Ended June 30
                                                    1997             1996           1997          1996
--------------------------------------------------------------------------------------------------------------------------

Net sales                                         $ 1,785,315    $ 1,470,291    $ 3,290,119    $ 2,770,424
Cost of goods sold                                    986,816        826,260      1,904,488      1,540,143
                                                  -----------    -----------    -----------    -----------
Gross margin                                          798,499        644,031      1,385,631      1,230,281


Cost and expenses:
     Sales and marketing                              574,603        365,933      1,103,116        743,009
     Research and development                         155,727        159,894        330,914        316,777
     General and administrative                       248,693        180,692        448,803        364,065
                                                  -----------    -----------    -----------    -----------
Total operating expenses                              979,023        706,519      1,882,832      1,423,851

Interest and other income                              (5,204)        (6,137)       (11,947)       (35,257)
Interest expense                                        5,945        128,229          6,151        150,277
                                                  -----------    -----------    -----------    -----------
Net loss                                             (181,265)      (184,580)      (491,405)      (308,590)

Less preferred stock dividends                         86,716         90,579        173,433        181,418
                                                  -----------    -----------    -----------    -----------
Loss applicable to common stock                   $  (267,981)   $  (275,159)   $  (664,838)   $  (490,008)
                                                  ===========    ===========    ===========    ===========

Net loss per common share                         $     (0.04)   $     (0.05)   $     (0.09)   $     (0.08)
                                                  ===========    ===========    ===========    ===========

     Weighted average number of shares
     outstanding during the period                  7,018,986      6,012,867      7,003,386      5,925,081
                                                  ===========    ===========    ===========    ===========




                                      (3)

                           EVEREST MEDICAL CORPORATION
                       STATEMENT OF CASH FLOWS (Unaudited)

                                                                               Six Months Ended June 30
                                                                                  1997           1996
--------------------------------------------------------------------------------------------------------
OPERATING ACTIVITIES

Net loss                                                                     $  (491,405)   $  (308,589)
Adjustments to reconcile net loss to net cash used in operating activities
      Depreciation and amortization                                              108,618         89,241
      Loss on sale and disposal of equipment                                        --             --
      Provision for losses on accounts receivable                                 (3,367)        15,000
      Provision for inventory obsolescence                                         2,328         48,977
      Changes in operating assets and liabilities
           Accounts receivable                                                  (122,482)      (100,241)
           Inventories                                                           (97,331)      (261,215)
           Prepaid expenses                                                       39,528        (15,841)
           Customer advances                                                        --             --
           Accounts payable and accrued expenses                                  51,066        132,513
                                                                             -----------    -----------
Net cash used in operating activities                                           (513,045)      (400,155)

INVESTING ACTIVITIES

Purchase of equipment                                                           (140,288)       (62,629)

                                                                             -----------    -----------
Net cash used in investing activities                                           (140,288)       (62,629)

FINANCING ACTIVITIES
Dividends paid                                                                  (173,433)      (113,640)
Proceeds from debt                                                               200,000        500,000
Proceeds from warrants and options                                                67,928        427,326
Principal payments on debt and capital leases                                     (4,142)      (636,815)
Net proceeds from sale of common stock                                            15,408           --

                                                                             -----------    -----------
Net cash provided by financing activities                                        105,761        176,871
                                                                             -----------    -----------

Decrease in cash and cash equivalents                                           (547,572)      (285,913)
Cash and cash equivalents at beginning of period                                 712,810      1,028,476
                                                                             -----------    -----------
Cash and cash equivalents at end of period                                   $   165,238    $   742,563
                                                                             ===========    ===========



                                      (4)

                           EVEREST MEDICAL CORPORATION

               NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

                                  June 30, 1997


Note A - Business Activity

Everest Medical Corporation is engaged in the development, manufacturing and marketing of bipolar electrosurgical devices for the gastrointestinal endoscopy, laparoscopy and other minimally invasive surgery markets. The Company no longer considers itself in the development stage.

Note B - Basis of Presentation

The accompanying unaudited, condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for six months ended June 30, 1997 are not necessarily indicative of the results that may be expected for the year ended December 31, 1997. For further information, refer to the financial statements and footnotes thereto included in the Company's annual report on Form 10-KSB for the year ended December 31, 1996.

Note C - Net Loss Per Share

Net loss per share is computed using the weighted average number of common shares outstanding during the period. Common equivalent shares from stock options and warrants are excluded from the computations as their effect is antidilutive. In February 1997, the Financial Accounting Standards Board issued Statement No. 128, Earnings Per Share. This statement replaces the presentation of primary earnings per share (EPS) with basic EPS and also requires dual presentation of basic and diluted EPS foe entities with complex capital structures. This Statement is effective for the fiscal year ending December 31, 1997. For the quarter and six months ended June 30, 1997, there is no difference between the basic earnings per share under Statement No. 128 and the primary net loss per share as reported.

                                      (5)

                                 Part I - Item 2

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                              OR PLAN OF OPERATION

RESULTS OF OPERATIONS

Net Sales. Net sales in the second quarter of 1997 were $1,785,315, an increase of $315,024, or 21%, from the second quarter of 1996. This sales increase resulted from growth of Everest-branded laparoscopy product line offset by declines in the Company's OEM business for laparoscopy products.

Net sales for the six months ended June 30,1997 were $3,290,119, an increase of $519,695, or 19%, from the same period of 1996. The sales for the period reflect the 47% growth in sales of Everest-branded laparoscopy products and a 9% increase in sales of the Company's gastrointestinal product offerings to its direct and OEM customers. These increases were offset by a 43% decrease in shipments to the Company's OEM laparoscopy customers.

The Company realized an increase of 47% in its Everest-branded laparoscopy product sales during the first six months of 1997. This growth reflected the impact of the BiCOAG(R) Bipolar Cutting Forceps which became the largest product line for the Company and led the Everest-branded laparoscopy segment to its second consecutive $1,000,000 quarter. The balance of the product line was off slightly from the same period of 1996. This segment now accounts for 66% of the Company's revenues as compared to 53% for the first six months of 1996.

The Company experienced a 43% decline in its OEM shipments of a private label version of the Company's classic tip forceps to Ethicon Endo-Surgery, a division of Johnson & Johnson, and Origin Medsystems, a division of Guidant Corporation, as these customers balanced their inventory levels to be more reflective of end-user demand. Sales of the Company's polypectomy snare to Japan increased 55% from the same period of 1996. Sales of a version of the coagulating probe to C.R. Bard decreased 4%, as compared to the second period of 1996.

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

The Company also entered into an OEM agreement with Guidant Corporation for versions of the Company's Bipolar Scissors and Bipolar Cutting Forceps for the minimally invasive cardiac surgery market. The agreement calls for shipments to commence in the third quarter. There are no minimum purchase commitments required. The Company does not expect these revenues to impact the Company's sales significantly in the near term.

                                       (6)

Gross Margin. Gross margin in the second quarter of 1997 was 44.7% of sales compared to 43.8% of sales for the second quarter of 1996. The improved gross margin was a result of the changing sales mix with Everest-branded products representing 68% of the sales compared to 55% in the second quarter of 1996.

The gross margin for the first six months of 1997 was 42.1%, as compared to 44.4% for the same period of 1996. The decrease in gross margin was caused by early product-cycle costs as the Company increased production of the 5mm BiCOAG Cutting Forceps to meet the strong demand. The impact of such decline was offset by the benefits realized from increased sales of Everest-branded products.

The Company expects its gross margins for the remainder of 1997 to improve for the second half of 1997. The Company believes such improvements in margins will result from production efficiencies and higher sales levels. There can be, however, no assurance that the production changes the Company has recently implemented will have the results expected, and higher sales are dependent on more widespread acceptance of bipolar technology and successful sales and marketing efforts.

Sales and Marketing. Sales and marketing expenses for the second quarter of 1997 were $574,603, an increase of $208,670, or 57%, from the same period in 1996. The increase resulted from increased staffing and costs related to reorganization  of the sales and  marketing  department  to support  the growing
Everest-branded  product  sales,  marketing  initiatives  aimed at the Company's participation in the emerging minimally invasive cardiovascular market, increases in commissions, and sales training costs associated with new representation, both domestically and internationally. For the first six months, sales and marketing expenses were $1,103,116, an increase of $360,107, or 48%, from the same period of 1996 for the same reasons identified earlier.

Research and Development. Research and development expenses for the second quarter of 1997 were $155,727, a decrease of $4,167, or 3%, from the same period in 1996. For the first six months of 1997, research and development expenses were $330,914, an increase of $14,137, or 4%, from the same period of 1996. The Company experienced such increase primarily due to the Company's effort toward ISO 9000 and CE Mark certification for its products to continue participation in the international market.

General and Administrative. General and administrative expenses for the second quarter of 1997 were $248,693 an increase of $68,001, or 38%, from the same period of 1996. Such increase resulted primarily from increased costs for D&O insurance, increased activities in investor relations, including the retention of an investor relations firm and the costs associated with securing a line of credit from the bank. For the first six months of 1997, general and administrative expenses were $448,803, an increase of $84,738, or 23%, from the same period of 1996.

                                       (7)

Net Loss. Net loss for the second quarter was $181,265, compared to a net loss of $184,580 for the same quarter in 1996. Despite higher revenues, the second quarter loss was unchanged from the second quarter loss of 1996 primarily due to the increases in operating expenses as the Company continues to pursue key initiatives in the areas of sales and marketing, the ISO 9000 and CE Mark certifications, initiatives in the emerging minimally invasive cardiac surgery market and the securing of financing vehicles to meet the Company's financial needs. The net loss for the first six months of 1997 was $491,405, compared to a net loss of $308,590 in the same period of 1996. The increased loss reflects the unfavorable impact of early product-cycle costs and related manufacturing inefficiencies from the first quarter (related to the BiCOAG Bipolar Cutting Forceps) had on gross margin. Operating expenses also increased because of costs related to the Company's planned initiatives of ISO/CE Mark certification, marketing initiatives for the minimally invasive cardiac surgery market and higher sales and marketing necessary to support the sales growth and to increase the productivity of the Company's independent sales force.




LIQUIDITY and CAPITAL RESOURCES

Cash and short-term investments were $165,238 on June 30, 1997, compared to $712,810 on December 31, 1996. The Company used $513,045 of cash in operating activities in the first six months of 1997, compared to $400,155 for the same period of 1996. Operating activities in the first six months included an increase in working capital due to the sales growth.

The Company spent $140,288 on capital equipment in the first six months and expects this level of investment to decline over the next two quarters. During the first six months, the Company also met its obligation on preferred stock dividends of $173,433 and raised $83,336 from the exercise of outstanding options and warrants.

The Company secured a $1,000,000 line of credit with Riverside Bank on May 6, 1997. This credit facility is intended to meet the Company's working capital needs for 1997. The Company believes the line of credit will provide for the Company's working capital needs for the balance of 1997. The line carries a rate of interest equal to prime. The Company borrowed $200,000 against this line during the quarter to meet its working capital needs.

The Company believes that cash and short-term investments onhand, cash generated from operations and funds available from its line of credit will be sufficient to fund operations for at least the next twelve months, assuming that its sales goals are met and there are no significant unexpected expenditures.



                                       (8)

EFFECT OF INFLATION

The Company does not believe that inflation will have a significant effect on operations.

CAUTIONARY STATEMENTS

This Management's Discussion and Analysis contains certain forward looking statements relating primarily to (i) increased revenues from Everest-branded laparoscopy products and (ii) improved gross margins due to product efficiencies and higher sales levels. These statements are subject to certain risks and uncertainties which could cause results to differ from those projected. These risks and uncertainties, in addition to those discussed above, include: (i) the Company's ability to compete with well-capitalized companies to increase market share; (ii) more widespread acceptance of bipolar technology and (iii) successful sales and marketing efforts.

As provided for under the Private Securities Litigation Reform Act of 1995, the Company wishes to caution investors that the following important factors, among others, in some cases have affected and in the future could affect the Company's actual results of operations and cause such results to differ materially from those anticipated in forward-looking statements made in this document.







                                      ( 9 )

                           PART II - OTHER INFORMATION



          Item 4 - Submission of Matters to a vote of Security Holders

The Company held its Annual Meeting on Monday, April 21,1997. Proxies for the Annual Meeting were solicited pursuant to Regulation 14 under the Securities and Exchange Act of 1934. There was no solicitation in opposition to management's nominees as listed in the Company's proxy statement, and all nominees were elected.

The following persons were elected to serve as directors of the Company, by votes indicated, until the next annual meeting of shareholders:

                                    Number of                 Number of
Nominee                             Votes For               Votes Withheld
-------                             ---------               --------------
David D. Koentopf                   8,095,042                    84,191
John L. Shannon, Jr.                8,093,730                    85,503
Donald R. Brattain                  8,095,742                    83,491
Richard J. Migliori, M,D,           8,097,442                    81,791


By a vote of 4,205,894 shares in favor, with 635,775 shares opposed, 89,034 shares abstaining and 3,248,530 broker non-votes, the shareholders adopted the Company's 1997 Stock Option Plan.

By a vote of 8,134,737 shares in favor, with 30,796 shares opposed and 14,120 shares abstaining, the shareholders also ratified the appointment of Ernst & Young LLP as independent auditors for the fiscal year ending December 31, 1997.


                    Item 6 - Exhibits and Reports on Form 8-K


(a)      Exhibits:
         10 Promissory Note dated May 6, 1997 for $1,000,000 line of credit with Riverside Bank.

         27         Financial Data Schedule (filed in electronic format only)

(b)      Reports on Form 8-K:
         None filed in the period.


                                      (10)

                                   SIGNATURES

Pursuant to the requirements of the Securities Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                           EVEREST MEDICAL CORPORATION


August 8, 1997                            By: /s/ John L. Shannon, Jr.
                                          John L. Shannon, Jr.,
                                          President and Chief Executive Officer


August 8, 1997                            By: /s/ Thomas F. Murphy
                                          Thomas F. Murphy
                                          Vice President and Assistant Secretary







                                     ( 11 )