Form 10QSB
period 1997-09-30
EVEREST MEDICAL CORPORATION
filed 1997-11-12
CIK 869426

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                              Washington, DC 20549

                                   FORM 10-QSB
                                QUARTERLY REPORT

                     PURSUANT TO SECTION 13 OR 15 (D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934


For Quarter Ended:         September 30, 1997

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

                                YES  X      NO

As of November 4, 1997, 7,028,002 shares of Common Stock of the Registrant were outstanding.

Transitional Small Business Disclosure Format (check one): YES___  NO  X

                         PART I - FINANCIAL INFORMATION
                         Item 1 - Financial Statements


                           EVEREST MEDICAL CORPORATION
                                 BALANCE SHEETS

                                                                     September 30, 1997  December 31, 1996
                                                                        (Unaudited)           (Note)
ASSETS
Current assets
     Cash and cash equivalents                                           $    141,844   $    712,810
     Accounts receivable, net                                               1,174,990      1,135,545
     Inventories                                                            1,068,931        780,129
     Prepaid insurance and deposits                                            89,529        167,739
                                                                          -----------    -----------
Total current assets                                                        2,475,294      2,796,223

Equipment
     Office and display equipment                                             387,919        396,794
     Research and development equipment                                       188,224        188,715
     Production equipment                                                   1,165,266      1,040,134
                                                                          -----------    -----------
                                                                            1,741,409      1,625,643
     Less allowance for depreciation                                       (1,444,902)    (1,376,389)
                                                                          -----------    -----------
                                                                              296,507        249,254
Patents, net of amortization                                                    4,964         15,491
                                                                          -----------    -----------

Total assets                                                             $  2,776,765   $  3,060,968
                                                                          ===========    ===========


LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities
     Customer advances                                                   $     18,000   $     18,000
     Accounts payable                                                         376,896        241,766
     Accrued compensation and related taxes                                   176,640        165,917
     Other accrued liabilities                                                108,446        171,490
     Bank borrowings, short-term                                              400,000           --
     Capital lease obligations, current portion                                 2,945          5,409
                                                                          -----------    -----------
Total current liabilities                                                   1,082,927        602,582

     Capital lease obligations, net of current portion                           --            2,496
     Other accrued liabilities, net of current portion                           --           16,250
     Convertible notes, net of current portion                                   --             --

Shareholders' equity
     Convertible preferred stock series A, ($.01 par value,
      $2.50 liquidation value) 1,400,000 authorized; outstanding:
      1997 - 636,937 shares; 1996 - 636,937 shares                          1,561,717      1,561,717
     Convertible preferred stock series B, ($.01 par value,
      $2.75 liquidation value) authorized and outstanding:
      1997 - 637,273 shares; 1996 - 652,273 shares                          1,545,313      1,586,563
     Convertible preferred stock series C, ($.01 par value,
      $2.75 liquidation value) authorized and outstanding:
      1997 - 410,906 shares; 1996 - 410,906 shares                          1,002,832      1,002,832
     Convertible preferred stock series D, ($.01 par value,
      $2.875 liquidation value) authorized and outstanding:
      1997 - 471,500 shares; 1996 - 471,500 shares                          1,205,808      1,205,808
     Common stock, ($.01 par value) 12,461,821 authorized; outstanding:
      1997 - 7,028,002 shares; 1996 - 6,970,912 shares                         70,280         69,709
     Additional paid-in capital                                            17,214,675     16,240,199
     Retained deficit                                                     (20,906,787)   (19,227,188)
                                                                          -----------    -----------
                                                                            1,693,838      2,439,640
                                                                          -----------    -----------
     Total liabilities and shareholders' equity                          $  2,776,765   $  3,060,968
                                                                          ===========    ===========

Note: The balance sheet at December 31, 1996 is derived from the audited financial statements at that date.

                           EVEREST MEDICAL CORPORATION
                       STATEMENT OF OPERATIONS (Unaudited)

                                                                 3 Months Ended September 30    9 Months Ended September 30
                                                                      1997           1996            1997          1996
                                                                 ---------------------------    ---------------------------
Net sales                                                         $ 1,762,395    $ 1,521,472    $ 5,052,515    $ 4,291,896
Cost of goods sold                                                    970,272        869,312      2,874,760      2,409,456
                                                                  -----------    -----------    -----------    -----------
Gross margin                                                          792,123        652,160      2,177,755      1,882,440


Cost and expenses:
     Sales and marketing                                              516,886        365,431      1,620,002      1,108,439
     Research and development                                         162,170        136,924        493,084        453,701
     General and administrative                                       174,136        189,503        622,939        553,568
                                                                  -----------    -----------    -----------    -----------
Total operating expenses                                              853,192        691,858      2,736,025      2,115,708

Interest and other income                                              (2,949)       (10,685)       (14,896)       (45,943)
Interest expense                                                       21,115            613         27,266        150,889
                                                                  -----------    -----------    -----------    -----------
Net loss                                                              (79,235)       (29,626)      (570,640)      (338,214)

Less preferred stock dividends                                         85,065         86,714        258,498        268,132
                                                                  -----------    -----------    -----------    -----------
Loss applicable to common stock                                   $  (164,300)   $  (116,340)   $  (829,138)   $  (606,346)
                                                                  ===========    ===========    ===========    ===========

Net loss per common share                                         $     (0.02)   $     (0.02)   $     (0.12)   $     (0.10)
                                                                  ===========    ===========    ===========    ===========

    Weighted average number of shares
    outstanding during the period                                   7,026,235      6,709,014      7,011,925      6,170,246
                                                                  ===========    ===========    ===========    ===========

                           EVEREST MEDICAL CORPORATION
                       STATEMENT OF CASH FLOWS (Unaudited)

                                                                            Nine Months Ended September 30
                                                                                1997            1996
                                                                             -----------    -----------
OPERATING ACTIVITIES

Net loss                                                                     $  (570,639)   $  (338,266)
Adjustments to reconcile net loss to net cash used in operating activities
      Depreciation and amortization                                              123,821        128,592
      Loss on sale and disposal of equipment                                        --             --
      Provision for losses on accounts receivable                                    750         22,500
      Provision for inventory obsolescence                                        10,899         52,810
      Changes in operating assets and liabilities
           Accounts receivable                                                   (40,196)      (200,411)
           Inventories                                                          (299,701)      (241,598)
           Prepaid expenses                                                       78,984        (57,172)
           Customer advances                                                        --             --
           Accounts payable and accrued expenses                                  66,037         95,439
                                                                             -----------    -----------
Net cash used in operating activities                                           (630,045)      (538,106)

INVESTING ACTIVITIES

Purchase of equipment                                                           (161,318)       (98,382)

                                                                             -----------    -----------
Net cash used in investing activities                                           (161,318)       (98,382)

FINANCING ACTIVITIES
Dividends paid                                                                  (258,499)      (302,021)
Proceeds from debt                                                               400,000        500,000
Proceeds from warrants and options                                                67,928        939,456
Principal payments on debt and capital leases                                     (4,438)      (647,817)
Net proceeds from sale of common stock                                            15,408         19,584

                                                                             -----------    -----------
Net cash provided by financing activities                                        220,399        509,202
                                                                             -----------    -----------

Decrease in cash and cash equivalents                                           (570,964)      (127,286)
Cash and cash equivalents at beginning of period                                 712,810      1,028,476
                                                                             -----------    -----------
Cash and cash equivalents at end of period                                   $   141,846    $   901,190
                                                                             ===========    ===========


                           EVEREST MEDICAL CORPORATION

               NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

                               September 30, 1997


Note A - Business Activity

Everest Medical Corporation is engaged in the development, manufacturing and marketing of bipolar electrosurgical devices for the gastrointestinal endoscopy, laparoscopy, cardiovascular and other minimally invasive surgery markets. The Company no longer considers itself in the development stage.

Note B - Basis of Presentation

The accompanying unaudited, condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine month period ended September 30, 1997 are not necessarily indicative of the results that may be expected for the year ended December 31, 1997. For further information, refer to the financial statements and footnotes thereto included in the Company's annual report on Form 10-KSB for the year ended December 31, 1996.

Note C - Net Loss Per Share

Net loss per share is computed using the weighted average number of common shares outstanding during the period. Common equivalent shares from stock options and warrants are excluded from the computations as their effect is antidilutive. In February 1997, the Financial Accounting Standards Board issued Statement No. 128, Earnings Per Share. This statement replaces the presentation of primary earnings per share (EPS) with basic EPS and also requires dual presentation of basic and diluted EPS for entities with complex capital structures. This Statement is effective for fiscal years ending on or after December 31, 1997. For the quarter and nine months ended September 30, 1997, there is no difference between the basic earnings per share under Statement No. 128 and the primary net loss per share as reported.

                                 Part I - Item 2

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                              OR PLAN OF OPERATION

RESULTS OF OPERATIONS

Net Sales. Net sales in the third quarter of 1997 were $1,762,395, an increase of $240,923, or 16%, from the third quarter of 1996. This sales increase resulted from increased revenues from the Everest-branded laparoscopy product line and initial shipments to Guidant Corporation for cardiovascular products. The overall increase was offset by declines in the Company's OEM business for laparoscopy products and gastrointestinal (GI) products.

Net sales for the nine months ended September 30,1997 were $5,052,515, an increase of $760,619, or 18%, from the same period of 1996. The sales for the period reflect the 43% growth in sales of Everest-branded laparoscopy products and sales of cardiovascular products approaching $100,000. These increases were offset by a 39% decrease in shipments to the Company's OEM laparoscopy customers and flat sales of the Company's GI products.

The Company realized an increase of 43% in its Everest-branded laparoscopy product sales during the first nine months of 1997. This growth reflected the impact of the BiCOAG(R) Bipolar Cutting Forceps, which has become the largest product line for the Company and led the Everest-branded laparoscopy segment to its fourth consecutive $1,000,000 plus quarter in sales. The sales of EVERSHEARS(R) II Bipolar Scissors decreased 9% from the same period of 1996 and the balance of the product line grew 5% from the same period of 1996. For the first nine months of 1997, this segment accounted for 62% of the Company's revenues as compared to 53% for the first nine months of 1996.

In September 1997, the Company commenced shipments to Guidant Corporation consisting of versions of the Company's bipolar scissors and bipolar cutting forceps for the minimally invasive cardiac surgery market. The shipments approached $100,000 for the quarter, representing 6% of the sales for the period. The Company expects these revenues to impact positively the Company's sales in the near term.

The Company experienced a 39% decline for the first nine months in its OEM shipments of a private label version of the Company's classic tip forceps to Ethicon Endo-Surgery, and Origin Medsystems, as these customers continue to balance their inventory levels to be more reflective of end-user demand. Sales of the Company's GI product line, including polypectomy snares to Japan and a version of the coagulating probe to C.R. Bard, increased 1%, as compared to the first nine months of 1996.

The Company expects that as it continues to invest in sales and marketing support programs, increased revenues will result from the Everest-branded laparoscopy business as it gains market share. There are no assurances that the Company will be successful in increasing its market share as it competes with large, well-capitalized companies who have the ability to enter into contract purchasing agreements with large institutions due to broader product offerings which may exclude the Company's products.

Gross Margin. Gross margin in the third quarter of 1997 was 44.9% of sales compared to 42.9% of sales for the third quarter of 1996. The improved gross margin resulted primarily from the changing sales mix, with Everest-branded products representing 62% of the sales compared to 53% in the third quarter of 1996.

The gross margin for the first nine months of 1997 was 43.1%, as compared to 43.9% for the same period of 1996. The decrease in gross margin was caused by early product-cycle costs as the Company increased production of the 5mm BiCOAG Cutting Forceps to meet the strong demand. The impact of such decline was partially offset by the benefits realized from increased sales of Everest-branded products.

The Company expects its gross margins to improve in the fourth quarter of 1997 as a result of expected production efficiencies and higher sales levels.

Sales and Marketing. Sales and marketing expenses for the third quarter of 1997 were $516,886, an increase of $151,455, or 41%, from the same period in 1996. The increase resulted from (i) additional staffing and other costs related to the Company's reorganization efforts in its sales and marketing department designed to support the growing Everest-branded product sales, (ii) marketing initiatives aimed at the Company's participation in the emerging minimally invasive cardiovascular market, (iii) increases in sales commissions, and (iv) additional sales training costs associated with new representation, both domestically and internationally. For the first nine months, sales and marketing expenses were $1,620,002, an increase of $511,563, or 46%, from the same period of 1996 for the same reasons identified for the third quarter of 1997.

Research and Development. Research and development expenses for the third quarter of 1997 were $162,170, an increase of $25,246, or 18%, from the same period in 1996. For the first nine months of 1997, research and development expenses were $493,084, an increase of $39,383, or 9% from the same period of 1996. The Company experienced such increase primarily due to its efforts toward ISO 9000 and CE Mark certification for its products, which the Company believes is important for continued participation in the international market.

General and Administrative. General and administrative expenses for the third quarter of 1997 were $174,136, a decrease of $15,367, or 8%, from the same period of 1996. For the first nine months of 1997, general and administrative expenses were $622,939, an increase of $69,371, or 13% from the same period of 1996. Such increases resulted primarily from increased costs for D&O insurance, increased activities in investor relations, including the retention of an investor relations firm, and the costs associated with securing a line of credit from the bank.

Net Loss. Net loss for the third quarter was $79,235, compared to a net loss of $29,626 for the same quarter in 1996. Despite higher revenues, the third quarter loss was higher than 1996 due to the increases in operating expenses as the Company continues to pursue key initiatives in the areas of sales and marketing, the ISO 9000 and CE Mark certifications, and implements initiatives in the emerging minimally invasive cardiac surgery market. The net loss for the first nine months of 1997 was $570,640, compared to a net loss of $338,214 in the same period of 1996. The increased loss reflects the unfavorable impact of early product-cycle costs and related manufacturing inefficiencies from the first quarter (related to the BiCOAG Bipolar Cutting Forceps). Operating expenses also increased because of costs related to the Company's initiatives discussed above, combined with higher sales and marketing expenditures necessary to support the sales growth and to increase the productivity of the Company's independent sales force and the expenses related to securing financing vehicles to meet the Company's financial needs.




LIQUIDITY and CAPITAL RESOURCES

Cash and short-term investments were $141,844 on September 30, 1997, compared to $712,810 on December 31, 1996. The Company used $630,045 of cash in operating activities in the first nine months of 1997, compared to $538,106 for the same period of 1996. Operating activities in the first nine months generated an increase in working capital related to the sales growth.

The Company invested $161,318 on capital equipment in the first nine months and expects to increase its level of production equipment as the Company expands its facility an additional 5,500 square feet in the fourth quarter and (ii) moves ahead with new product designs to meet the demands of the emerging minimally invasive cardiac surgery market. During the first nine months, the Company also met its obligation on preferred stock dividends of $258,499, and raised $83,336 from the exercise of outstanding options and warrants.

The Company secured a $1,000,000 line of credit with Riverside Bank on May 6, 1997. The Company has borrowed $400,000 against this line since May 1997. The line carries a rate of interest equal to prime.

The Company believes that its current cash and short-term investments, cash generated from operations and funds available from its line of credit will be sufficient to fund operations at least for the next two quarters, assuming that its sales goals are met and there are no significant unexpected expenditures.

EFFECT OF INFLATION

The Company does not believe that inflation will have a significant effect on operations.

CAUTIONARY STATEMENTS

This Management's Discussion and Analysis contains certain forward looking statements relating primarily to: (i) significant sales to Guidant Corporation;
(ii) increased revenues from Everest-branded laparoscopy products; (iii) improved gross margins due to product efficiencies and higher sales levels; and
(iv) the ability of the Company to meet its working capital needs at least through March 31, 1998. These statements are subject to certain risks and uncertainties which could cause results to differ from those projected. These risks and uncertainties, in addition to those discussed above, include: (i) a continuing mutually beneficial relationship with Guidant and a significant demand from Guidant; (ii) successful and efficient marketing efforts and a resulting demand for Everest-branded laparoscopy product; (iii) the Company's ability to compete with well-capitalized companies to increase market share;
(iv) more widespread acceptance of bipolar technology; and (v) greater revenues without any material unexpected expenditures which would adversely affect the Company's working capital.

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

                           EVEREST MEDICAL CORPORATION


November 10, 1997                         By: /s/ John L. Shannon, Jr.
                                          John L. Shannon, Jr.,
                                          President and Chief Executive Officer


November 10, 1997                         By: /s/ Thomas F. Murphy
                                          Thomas F. Murphy
                                          Vice President of Finance and
                                               Assistant Secretary