Form 10KSB
period 1997-12-31
EVEREST MEDICAL CORPORATION
filed 1998-03-31
CIK 869426

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   FORM 10-KSB

                  Annual Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

For the fiscal year ended:                             Commission file number:
    December 31, 1997                                           0-18900


                           EVEREST MEDICAL CORPORATION
                 (Name of small business issuer in its charter)

        Minnesota                                          41-1454928
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

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of Issuer's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

The Issuer's revenues for fiscal year 1997 were $7,365,380.

As of March 16, 1998, there were 7,457,274 shares of Common Stock of the Issuer outstanding.

The aggregate market value of the Common Stock of the Issuer (based upon the closing sale price of the Common Stock on March 16, 1998, as reported by NASDAQ), excluding shares owned beneficially by executive officers and directors, was approximately $17,136,367.

Part  II of  this  Annual  Report  on  Form  10-KSB  incorporates  by  reference information (to the extent specific sections are referred to herein) from the Issuer's Annual Report to Shareholders for the year ended December 31, 1997 (the "1997 Annual Report"). Part III of this Annual Report on Form 10-KSB incorporates by reference information (to the extent specific sections are referred to herein) from the Issuer's Proxy Statement for its annual meeting to be held April 28, 1998 (the "1998 Proxy Statement").

Transitional Small Business Disclosure Format (check one)  Yes         No  X

                                     PART I

ITEM 1   DESCRIPTION OF BUSINESS

General Development of Business

         Everest Medical Corporation (the "Company" or "Everest") is engaged primarily in the development, manufacturing and marketing of bipolar electrosurgical devices for use in minimally invasive surgical procedures. Minimally invasive procedures are being utilized for a growing range of surgical specialties such as gynecology, gastroenterology, cardiovascular and general surgery.

         The Company commenced commercial sales of laparoscopic surgical products in October 1991. The first product sold was the BiLAP(R) Bipolar Cutting/Coagulating Probes. The Company added the BiCOAG(R) Bipolar Forceps in September 1992, the EVERSHEARS(R) Straight Bipolar Scissors in November 1992 and the EVERSHEARS Curved Bipolar Scissors in September 1993. The Company introduced three additional products to the laparoscopic market in 1994, including the EVERSHEARS II Bipolar Metal-on-Metal Curved Scissors, the BiCOAG Bipolar Dissecting Forceps and the BiLAP Bipolar Needle Electrode. In 1995, the Company commenced sales of the innovative, patented, multi-functional BiCOAG Cutting Forceps, and in 1996 added additional versions, including a 5mm version of the BiCOAG Cutting Forceps. In December 1996, the Company introduced the BiCOAG Forceps in a 3mm version for the emerging microlaparoscopy market. The Company is targeting these existing and new products to the laparoscopic general surgery and gynecology markets.

         As minimally invasive surgical techniques have evolved to increasingly complex surgery in anatomically crowded areas of the human body, the need for safer instrumentation has become more evident. The Company believes that bipolar electrosurgery is gaining increasing scientific recognition and acceptance in the growing minimally invasive surgery ("MIS") markets which predominately utilize monopolar energy. Bipolar energy offers the surgeon more control, less tissue damage, effective hemostasis and performance, eliminating the dangers associated with monopolar energy. The Company believes that bipolar technology will become the standard in electrosurgery in advanced MIS procedures and the Company will be a beneficiary of this trend.

         The Company continues to market a line of disposable products for use in selected gastrointestinal endoscopic interventional procedures. These procedures are performed by gastroenterologists using endoscopes through which Everest's products are inserted into the body. These products are the BiSNARE(R) Polypectomy Snare for removing colon polyps and the BiCOAG Probe Gastrointestinal Coagulator for treating intestinal bleeding.

         The electrosurgical products currently under development or being marketed by Everest operate in a bipolar mode providing an improved margin of patient safety in minimally invasive surgical procedures. Many of these procedures are typically performed using monopolar electrosurgery which has inherent characteristics that may pose certain risks for patients. In electrosurgery, radio frequency (or RF energy) is used both to cut and coagulate tissue. With monopolar devices, the RF energy must pass from the surgical instrument through the patient's body to a separate return electrode attached to a large surface area, generally the buttocks or thigh. With monopolar electrosurgery, there is a greater potential for injury to body tissues as the electrical current passes through to the surface or return electrode (grounding pad) where skin burns may also occur. With bipolar devices, the RF energy is contained at the surgical site because both the active and return electrodes are located on the surgical instrument. In minimally invasive surgery, there is even greater potential for complications when using monopolar instruments due to the combined effects of the surgeon's limited field of vision, the proximity of other organs and the inherent tendency of the surgical instruments to conduct monopolar RF energy.

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

Business

         Laparoscopic Surgical Products

         The Company believes laparoscopy is a rapidly growing market in the United States. Laparoscopic procedures, such as gall bladder removal, hysterectomies and hernia repair can now be routinely performed through a trocar cannula. The cutting and coagulating instruments most often utilized are either electrosurgical or lasers. Each of these methods involves certain patient risks. With monopolar electrosurgical devices, there is a risk that the passage of electrical current through the body will result in unintended lateral tissue damage. Tissue damage can occur in laparoscopic procedures performed with monopolar instruments due to RF current from the monopolar instrument inducing current on one of the trocar cannulas or other surgical instruments. This tissue damage, which can include severe burning, may not be visible to the surgeon during surgery, but may result in post-operative complications such as bowel perforation. Lasers are sometimes difficult to control and have limited coagulation effect, particularly in the closed conditions of a laparoscopic procedure. They are also expensive to acquire and may be inconvenient for the clinician due to the problems of scheduling the limited number available in a hospital and the high level of expertise required. To the Company's knowledge, the EVERSHEARS Bipolar Scissors and the BiLAP Probe were the first bipolar electrosurgical devices commercially available for the purpose of providing cutting and coagulation in laparoscopic procedures. In the past three years, there have been additional products introduced to the market by competitors that may address the need for cutting and coagulation during laparoscopic procedures.

         Current Laparoscopic Surgical Products

         EVERSHEARS Bipolar Scissors. The EVERSHEARS II Bipolar Scissors is used to cut and coagulate tissue during laparoscopic surgery, combining mechanical cutting with electrosurgical coagulation. The EVERSHEARS II Bipolar Scissors consists of a handle and a long tube with blades at the distal end. The EVERSHEARS II also contains a spindle which allows the physician to rotate the device. The patented EVERSHEARS II design consists of metal cutting blades and stainless steel support member which serves as the coagulation electrodes. The conductive metal cutting blade is isolated from the support member by a non-conductive adhesive. The EVERSHEARS II Bipolar Scissors is designed to utilize the bipolar coagulating output of most standard electrosurgical generators on the market. The EVERSHEARS II Bipolar Scissors is available in a dual action curved design which allow the physician better visualization of the surgical site.

         The Company currently distributes the EVERSHEARS II Bipolar scissors to hospitals and physicians only through its network of distributors and independent marketing representatives. Sales of EVERSHEARS Bipolar Scissors exceeded $1,200,000 for 1997.

         BiCOAG Bipolar Forceps. The BiCOAG Forceps is used to coagulate tissue and blood vessels during laparoscopic surgery. The BiCOAG Forceps consists of a handle and a long tube containing two electrodes and a spindle which allows the physician to rotate the device to more easily accomplish its function. The forceps is available in two models, a macro version which has large paddles attached to the end of the electrodes for coagulating large areas, and the micro version which has a small electrode surface for more precise coagulation. The BiCOAG Forceps is designed to operate on the bipolar coagulating output of most standard electrosurgical generators on the market.

         The BiCOAG Forceps were reintroduced to the Company's independent sales channel in September 1995 after an 18-month hiatus. Sales of the BiCOAG Forceps were previously restricted from the Company's independent sales channel due to a now-terminated exclusivity provision in the product supply agreement with Ethicon Endo-Surgery, a division of Johnson & Johnson. The sales impact of the reintroduction of the BiCOAG Forceps for 1995 was nominal, but in 1996 revenues exceeded $200,000 and in 1997 they grew almost 15% from the prior year.

         In addition to the Company's independent sales channel, the BiCOAG Forceps are also marketed and distributed by Ethicon Endo-Surgery and Origin MedSystems, a subsidiary of Guidant Corporation. Sales to these OEM customers represented 19% of the Company's revenue in 1996 and 10% in 1997.

         BiLAP Bipolar Probes. The BiLAP Probe consists of a handle and a long rigid tube. The probe contains cutting electrodes and an area to provide spot coagulation on the distal end, and features suction and irrigation capabilities to the operative site. The BiLAP Probe was released for general sale in the United States in October 1991. Initially the BiLAP Probes were designed to work only on an Everest-made Bipolar generator; however, due to product modifications made in 1996, the device is now compatible with most common electrosurgical generators, eliminating the need for an Everest Generator. Sales of the BiLAP System to date have been minimal, and the Company does not believe sales will increase significantly in the future.

         BiCOAG Dissecting Forceps. The BiCOAG Dissecting Forceps is similar to the bipolar forceps described above, but combines the ability to grasp and dissect tissue in the surgical procedure with the benefits of bipolar coagulation. This product provides the surgeon with a versatile and high-utility instrument, and is compatible with most electrosurgical generators. Sales of this product in 1997 exceeded $400,000, an increase of 26% from 1996.

         BiLAP Bipolar Needle Electrode. The BiLAP Bipolar Needle Electrode is similar in design to the BiLAP product line but features an adjustable needle electrode that advances and retracts for precise cutting that preserves surrounding tissues. The device utilizes the safety of bipolar energy and provides the surgeon with precision cutting performance. This device is compatible with most common electrosurgical generators.

         Sales of the BiLAP Needle Electrode in 1997 were in line with expectations. The sales of this product are not expected to reach significant levels since this product has a small niche of the market based on current surgical techniques.

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

         The Company realized a significant portion of its growth in 1996 and 1997 from the revenues generated from this product line. Revenues grew from under $200,000 in 1995 to in excess of $1,000,000 and $2,000,000 in 1996 and
1997, respectively. The Company expects this product line to continue to be a source of revenue growth in 1998.

         BiCOAG 3mm Bipolar Forceps. In December 1996, the Company introduced what it believes to be the world's first 3mm Bipolar laparoscopic forceps targeted for the emerging microlaparoscopy market. This device allows for secure grasping, effective coagulation, the use of smaller trocar ports and improved outcomes. Procedures such as diagnostic laparoscopy are being moved out of traditional hospital settings to alternate sites, including surgical-centers and physicians' offices. The Company believes smaller instrumentation will improve the success rate of these procedures by allowing the use of smaller ports, reducing complications. Revenues from this product line in 1997 were limited. The Company also plans to introduce a 3mm Bipolar scissors in 1998 to complement the 3mm Bipolar forceps, thereby providing additional functionality to the clinician in the area of microlaparoscopy.

         In mid-1997 the Company submitted a 510(k) submission to the United States Food & Drug Administration for clearance to market the 3mm BiCOAG Bipolar Forceps to be indicated for use in female tubal sterilization procedures. See "Regulation." An estimated 700,000 tubal sterilization procedures are performed yearly in the United States. The Company has observed a movement of these procedures to alternate site venues, and the Company believes this may represent a significant opportunity for this product. The Company received approval for this procedure's labeling in March 1998.

         Laparoscopic Surgical Products Under Development. The Company has ongoing development projects to optimize the performance of its products, and the reduction of its manufacturing costs through the benefits of value engineering, and to offer a lower profile, higher-quality blade design for its bipolar scissors.

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

         The BiSNARE polypectomy device was released for general sale in the United States market in August 1990 after limited marketing during the first half of the year in the United States and in Japan. The BiSNARE experienced a decline in 1996 sales as the Company transitioned to a new distributor in Japan, KK Adachi, in January 1996 and experienced a delay in obtaining regulatory approval. Sales of this product line approached $335,000 in 1996 as compared to almost $411,000 in 1995. Sales of this product in Japan continued to fall by 25% in 1997 to a level of $255,000. This decline in sales resulted from the competitive products offered in Japan, which have eroded the Company's market share. The Company, together with its distribution partner, KK Adachi, have redesigned the handle and instituted other product improvements to meet the marketplace needs. The Company is planning an introduction of the redesigned product in the second quarter of 1998. The Company expects sales of this product to decrease marginally in 1998 due to the market conditions and the uncertainty of market acceptance of this redesigned BiSNARE. The BiSNARE is currently offered in several models to address physician preferences. The Company is currently focusing on increasing its market share in laparoscopy, therefore, the BiSNARE is sold to hospitals and physicians in the United States through a limited network of independent marketing representatives and distributors.

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

         The Company has entered into an agreement with Bard Interventional, a division of C.R. Bard, Inc., and is providing a private label version of the coagulating probe for sale in the United States and Canada. Bard has no obligation to purchase a minimum number of units under this agreement. Sales under this agreement in 1997 were unchanged from 1996 levels.

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

         Minimally Invasive Cardiac Surgery

         The Company has identified the emerging minimally invasive cardiac surgery market as an opportunity to export its bipolar technology. The Company believes the inherent safety of bipolar technology offers the cardiovascular surgeon the cost-effective electrosurgical solution to meet the challenges of these new procedures. The Company also believes strongly that bipolar electrosurgery has the potential to become the standard of care for the new minimally invasive cardiac surgery marketplace.

         The Company is exploring two applications for bipolar technology in cardiac surgery--bipolar dissection of the internal mammary artery during coronary artery bypass surgery, and bipolar "ligation and transection" of side branches during minimally invasive saphenous vein harvesting. The Company believes it can leverage its technology to these procedures without significant obstacles. The applicable products include the BiCOAG Cutting Forceps, the EVERSHEARS II Metal-on-Metal Bipolar Scissors and the new BiSECTOR(TM) Ligating Forceps.

         In mid-1997, the Company entered into a product supply agreement with Guidant Corporation for the cardiovascular market. Under the terms of this agreement, Everest supplies Guidant with a version of its bipolar scissors and bipolar cutting forceps to be packaged in the proprietary Guidant VasoView(TM) Balloon Dissection System kit, offering clinicians a complete minimally invasive solution for saphenous vein harvesting during cardiovascular and peripheral vascular surgical procedures. Surgeons perform approximately 600,000 coronary artery bypass procedures and 200,000 peripheral bypass procedures worldwide each year. Guidant introduced the Everest Medical products to their customers during the third quarter of 1997. Shipments to Guidant of these products represented over 10% of the Company revenues in the fourth quarter of 1997.

         In the first quarter of 1998, the Company introduced its BiSECTOR Bipolar Ligating Forceps as a tool for minimally invasive sapheneous vein harvesting to be included in kits being introduced on the market. The product provides a one-step alternative to coagulate and transect vessels, compared to the single function, more costly, scissors and clip appliers.

         In addition, the Company will be exploring proprietary bipolar technology as an application to improve the current internal mammary artery
(IMA) harvesting technique in minimally invasive, beating heart, bypass graft procedures. With obvious vital structures such as the heart and aorta nearby, the Company believes these relatively new and still evolving heart procedures will be more effective due to the added safety and one-step methods that bipolar technology brings.

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

Competition

         The medical device industry is intensely competitive in almost all segments and tends to be dominated in large, more mature markets by a relatively small group of large and well-financed companies. The Company also competes with smaller, entrepreneurial companies, some of which are better financed than Everest and may have established positions in certain markets.

         Minimally Invasive Surgical Markets

         A number of major medical products suppliers, including United States Surgical Corporation, Ethicon, Inc. (a subsidiary of Johnson & Johnson, Inc.), CONMED Corporation, Karl Storz Endoscopy-America Inc., Imagyn Medical Technologies, Inc. and Circon Corporation are currently selling devices for minimally invasive surgical procedures. For the most part, the electrosurgical products sold by these companies are monopolar devices. The Company also believes that a number of companies are developing bipolar devices for laparoscopic applications. Competitors are selling a bipolar coagulating forceps. The Company believes, however, that it is the only manufacturer currently marketing a full line of bipolar devices specifically designed for laparoscopy.

         Due to the expected rapid growth in the market for minimally invasive surgical products, the Company anticipates that additional competitors will enter the market. It also expects that there will be a consolidation of existing competitors, including acquisitions of small companies by large medical products companies. This trend will mean increased competition for the Company.

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

         Over the past 4 years, the Company has focused on developing its independent sales channel whereby the Company works with independent sales organizations which have expertise in the Company's primary markets of general surgery and gynecologic laparoscopy. The Company, in many cases, retains direct billing to the hospital and pays a commission based on orders shipped. The Company has seen this distribution channel grow to represent 63% of its sales volume in 1997 as compared to 58% and 54% of its volume in 1996 and 1995, respectively. The Company believes that continued management focus, ongoing product development and increased sales and marketing efforts will continue to grow this independent sales channel in 1998.

         The Company is approaching the minimally invasive cardiac market with a dual strategy. The first is through Guidant Corporation as a strategic marketer and distributor of versions of the Company's bipolar products to be packaged with the VasoView Balloon Dissection System for less invasive saphenous vein harvesting. In addition, the Company will market a line of bipolar instrumentation for use in non-Guidant saphenous vein harvesting systems through a network of independent sales representatives.

         The Company continues to maintain its non-exclusive product supply agreement with Ethicon Endo-Surgery, a division of Johnson & Johnson, Inc., whereby Ethicon was granted a license to market the Company's laparoscopic forceps. The Company also has a non-exclusive agreement with Origin MedSystems, a subsidiary of Guidant Corporation, established in 1993 to market the Company's laparoscopic forceps. Sales to Ethicon and Origin declined in 1997 due to these customers continuing to balance their inventory levels. The Company expects sales to these customers to increase marginally in 1998 as the ordering patterns reflect the increased demand for these products.

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

         The Company's sales and marketing department consists of the Vice President of Sales and Marketing, four regional sales managers, one marketing manager for the laparoscopic product line, a product manager focused on the minimally invasive cardiac market and two sales and marketing support individuals. The Company expects to continue to invest in this growing distribution strategy in 1998.

         The Company intends to continue to utilize independent distributors for foreign sales. During 1997, the Company concentrated its sales and marketing efforts primarily in the United States market and experienced an increase in sales internationally. The Company expects sales in 1998 to increase domestically, as well as internationally.

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

Research and Development

         The Company's research and development activities are conducted at its headquarters facility and at laboratory and clinical facilities at various universities and hospitals. The Company attempts to coordinate its research and development activities with those of its scientific advisors and other physician contacts. The objective of the Company is to direct those coordinated efforts to use its base of technology and expertise to develop products which meet identified market needs. For the years ended December 31, 1997 and 1996, the Company's research and development expenditures were $633,898 and $606,970, respectively. The Company expects spending in the research and development area to increase as the Company attempts to expand its laparoscopic product offering and to capitalize on certain opportunities in the minimally invasive cardiovascular arena, microlaparoscopy and other surgical specialties.

Regulation

         The medical devices manufactured and marketed by the Company are subject to regulation by the U.S. Food and Drug Administration (the "FDA") and, in some instances, by state and foreign authorities. Pursuant to the Medical Device Amendments of 1976 (the "1976 Amendments") to the Federal Food, Drug and Cosmetic Act, and regulations promulgated thereunder, medical devices intended for human use are classified into three categories (Classes I, II, and III), depending upon the degree of regulatory control to which they would be subject. The Company's current GI surgical products have been classified as Class II devices, and the Company believes that its planned electrosurgical devices will also be in that class.

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

Third Party Reimbursement

         In 1983, Congress amended the Social Security Act to establish a prospective reimbursement system for Medicare which limits the reimbursement that hospitals receive for treating certain medical conditions by setting maximum fees that can be charged for Medicare patients. Under this system, hospitals are paid a fixed amount for treating each patient with a particular diagnosis. This differs from the previous system under which Medicare providers were reimbursed for actual costs of providing services up to a stated maximum on each procedure performed. In addition, certain private insurers have initiated prospective reimbursement systems designed to slow the escalation of health care costs. The Company does not believe that these reimbursement limitations will have a material adverse effect on future sales of its existing or currently proposed product lines, although the Company has become aware of pressure to limit reimbursement for single-use devices.

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

         In 1995, the Company was awarded patents for its dissecting forceps design and its bipolar cutting forceps design. The Company was awarded three additional patents in 1996, two of which relate to the bipolar scissors technology. The third patent, a methods patent, was granted to the Company which allows for the interchangeability of monopolar and bipolar currents to an instrument.

         In November 1997, the Company received official notice from the United States Patent and Trademark Office ("PTO") that it intends to issue a reexamination certificate for the Company's bipolar cutting forceps patent. The Company had requested this reexamination in an effort to ensure the long-term viability of the bipolar cutting forceps patent. This reexamination certificate will state that the essential claims of the bipolar cutting forceps patent have been upheld by the PTO. The bipolar cutting forceps design incorporates a precision bipolar forceps for grasping and coagulation of tissue with a passive, reciprocally-moveable surgical cutting blade positioned between the forceps jaws to allow transection of the coagulated tissue. The Company was issued a U.S. patent for this device on August 29, 1995. A reexamination is a PTO action to review an issued patent in the context of newly discovered prior art.

         The Company currently has one patent issue outstanding. The Company was notified of a declared patent interference action--an action to determine who is entitled to the patent on the same invention--that has been filed with the PTO on the Company's metal-on-metal bipolar scissors patent by an unknown party. The Company believes it will ultimately prevail in this action; however, an unfavorable result could adversely affect to the Company's ability to use certain of its technology in the manner expected.

         The Company generally requires its consultants and each of its employees to agree in writing to keep its proprietary information confidential and, within certain limitations, to assign all inventions relating to the Company's business to the Company.

         The Company has registered its trademark logo, Everest Medical, and the trademarks BiSNARE, BiTOME, BiCOAG, EVERSHEARS, BiLAP and BiBx on the principal register in the PTO. In addition, the Company has filed trademark applications on some of its other products.

Employees

         As of March 14, 1998, the Company had 79 employees, of which 78 are full-time and one is part-time. The employees include three in research and development, 42 in production, 18 in manufacturing support, 10 in sales and marketing and six in general and administrative functions. The Company's employees are not represented by a union, and the Company considers its relationship with its employees to be good.

Outlook and Risks

         Certain statements made in this annual report on Form 10-KSB, which are summarized here, are forward-looking statements that involve risk and uncertainties, and actual results may be materially different. Factors that could cause actual results to differ include, but are not limited to those identified:

- The expectation that as the Company continues to invest in sales and marketing support programs, increased revenues will result from the Everest-branded laparoscopy depends on surgeons increasing their use of bipolar technology as an alternative to existing monopolar and ultrasonic technologies, and upon general market conditions and competitive conditions within this market, including the introduction of products by both U.S. and European competitors.

- The expectation that the Company will prevail in the patent interference action involving its metal-on-metal bipolar scissors patent depends on the strength of the other party's claims and on the PTO's judgment.

- The expectation that the shipment of bipolar forceps will increase marginally depends on the demand for such products continuing despite the maturing of this product line for the Company's OEM customers.

- The Company's expectation that it will experience sales growth domestically and internationally depends on general market conditions and competitive conditions that may be encountered in both such markets, and on Everest's ability both (i) to increase its market share in its core business of laparoscopy given that Everest competes with large, well-capitalized companies who have the ability to enter into contact purchasing agreements with large institutions, and (ii) to establish a market presence in the minimally invasive cardiac surgery market.

- The expectation that the MIS market in general will experience growth depends on demand and on acceptance by physicians, hospitals and third party payers of the believe that MIS procedures result in reduced costs.

- The expectation that the Company will increase its research and development spending in order to achieve ultimate sales growth depends on the Company having sufficient capital. The belief that the Company's current capital resources will be sufficient to fund current and anticipated business operations could be adversely impacted by changes in anticipated operating results or the Company's inability to obtain financing on favorable terms and to meet the Company's obligations on its preferred stock dividends.

ITEM 2.  DESCRIPTION OF PROPERTY

         The Company currently rents facilities consisting of approximately 23,485 square feet located at Carlson Technical Center, Suite 500, 13755 First Avenue North, Minneapolis, Minnesota 55441. The Company pays monthly rent of approximately $13,650, plus operating expenses and taxes, under the lease which extends through December 2004. The Company uses approximately 65% of the space for production, 15% for research and development and 10% for each of sales and marketing and administration. The Company believes this space will adequately meet its needs for the foreseeable future, and, in management's opinion, the property is adequately covered by insurance.

ITEM 3.  LEGAL PROCEEDINGS

         The Company is not a party to, nor is its property the subject of, any material pending legal proceeding.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         No matter was submitted to a vote of security holders during the fourth quarter of the fiscal year covered by this report.

Executive Officers of the Company

         The Company's executive officers, along with their ages and positions as of March 16, 1998, are as follows:

    Name                    Age                      Position
 John L. Shannon, Jr.       44       President, Chief Executive Officer and
                                       Chairman of the Board
 Michael E. Geraghty        50       Vice President, Sales and Marketing
 Steven M. Blakemore        43       Vice President, Operations and Engineering
 Thomas F. Murphy           38       Vice President, Finance and Administration
                                       and Assistant Secretary

         John L. Shannon, Jr. Mr. Shannon has served as Chairman of the Board since May 1997 and as President and Chief Executive Officer since August 1993. From May 1989 to June 1993, Mr. Shannon was President and Chief Executive Officer of EdenTec Corporation, a medical device manufacturer. From November 1985 to May 1989, Mr. Shannon was employed by Threshold Ventures, Inc., a venture capital firm, most recently as President. From September 1984 to November 1985, Mr. Shannon was Marketing Manager for SciMed Life Systems, Inc., a medical device manufacturer. From June 1979 to September 1984, Mr. Shannon was employed by The Toro Company, a lawn and garden manufacturer, in a variety of financial, planning and marketing positions, most recently as Marketing Manager.

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

         Steven M. Blakemore. Mr. Blakemore has been employed by the Company since November 1992, most recently as Vice President of Operations and Engineering. From October 1989 to February 1992, Mr. Blakemore was employed by Clarus Medical Systems, a medical device manufacturer, as Vice President of Operations and Research and Development. From March 1986 to October 1989, Mr. Blakemore was employed by Medical Graphics Corporation, a medical device manufacturer, most recently as Vice President of Operations. Mr. Blakemore is the inventor on one patent in medical technology.

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


                                     PART II

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

         The information required by Item 5 is incorporated by reference from the Company's 1997 Annual Report, portions of which are filed herewith in
Exhibit 13.1.

         On March 6, 1998, the Company sold 411,765 shares of Common Stock to Guidant Corporation for a total of $700,000. No commissions were paid as part of the transaction. In issuing the shares, the Company relied upon Rule 506 of Regulation D and Section 4(2) of the Securities Act of 1933. Guidant Corporation was the only investor and is accredited.

ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

         The information required by Item 6 is incorporated by reference from the Company's 1997 Annual Report, portions of which are filed herewith in
Exhibit 13.1.

ITEM 7.  FINANCIAL STATEMENTS

         The Financial Statements of the Company for the year ended December 31, 1997 are incorporated by reference from the Company's 1997 Annual Report, portions of which are filed herewith in Exhibit 13.1.

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

         The information required by Item 9 regarding the Company's directors is incorporated by reference from the Company's 1998 Proxy Statement under the caption "Information About Nominees." The Company's proxy statement will be filed pursuant to Rule 14a within 120 days after the close of the fiscal year for which this report is filed.

         The information relating to compliance with Section 16(a) of the Exchange Act is incorporated by reference from the Company's 1998 Proxy Statement under the caption "Compliance with Section 16(a) of the Exchange Act." The Company's proxy statement will be filed pursuant to Rule 14a within 120 days after the close of the fiscal year for which this report is filed.

ITEM 10. EXECUTIVE COMPENSATION

         The information required by Item 10 is incorporated by reference from the Company's 1998 Proxy Statement under the caption "Executive Compensation." The Company's proxy statement will be filed pursuant to Rule 14a within 120 days after the close of the fiscal year for which this report is filed.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The information required by Item 11 is incorporated by reference from the Company's 1998 Proxy Statement under the caption "Security Ownership of Management and Certain Beneficial Owners." The Company's proxy statement will be filed pursuant to Rule 14a within 120 days after the close of the fiscal year for which this report is filed.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         The information required by Item 12 is incorporated by reference from the Company's 1998 Proxy Statement under the caption "Certain Transactions." The Company's proxy statement will be filed pursuant to Rule 14a within 120 days after the close of the fiscal year for which this report is filed.

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits: The exhibits to this Report are listed in the Exhibit Index immediately following the signature pages to this Report.

         A copy of any of the exhibits listed or referred to above will be furnished at a reasonable cost to any person who was a shareholder of the Company as of March 16, 1998, upon receipt from any such person of a written request for any such exhibit. Such request should be sent to Everest Medical Corporation, 13755 First Avenue North, Minneapolis, Minnesota 55441, Attention: Shareholder Information.

(b) Reports on Form 8-K: None filed during the fourth quarter of the fiscal year ended December 31, 1997; however, subsequently, the Company filed a Form 8-K dated March 6, 1998 to report the sale of shares of the Company's Common Stock to Guidant Corporation.

                                   SIGNATURES


         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Issuer has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated:   March 26, 1998                 EVEREST MEDICAL CORPORATION


                                        By       /s/ John L. Shannon, Jr.
                                        John L. Shannon, Jr.
                                        President, Chief Executive Officer and
                                        Chairman of the Board


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

         Signature                  Title                              Date

/s/ John L. Shannon, Jr.       Chief Executive Officer,           March 26, 1998
John L. Shannon, Jr.           President (Principal Executive
                               Officer) and Chairman of the
                               Board

/s/ David D. Koentopf          Director                           March 26, 1998
David D. Koentopf

(Signatures continued on following page)

         Signature                   Title                              Date


/s/ Thomas F. Murphy           Chief Financial Officer            March 26, 1998
Thomas F. Murphy               (Principal Financial and
                               Accounting Officer)


/s/ Donald R. Brattain         Director                           March 26, 1998
Donald R. Brattain


/s/ Richard J. Migliori, M.D.  Director                           March 26, 1998
Richard J. Migliori, M.D.

                           EVEREST MEDICAL CORPORATION

                         EXHIBIT INDEX TO ANNUAL REPORT
                                 ON FORM 10-KSB
                   For the Fiscal Year Ended December 31, 1997

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

10.5     Employee  Stock  Purchase  Plan  (Incorporated  by reference to Exhibit
         10.10 to the Company's Registration Statement on Form S-18 (File No. 33-37352-C))**

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

10.17 Amendment to Employment Agreement with John L. Shannon, Jr. dated August 25, 1995 (Incorporated by reference to Exhibit 10.19 to the Company's Form 10-KSB for the fiscal year ended December 31, 1995)**

10.18 Amendment to Employment Agreement with John L. Shannon, Jr. dated December 11, 1996 (Incorporated by reference to Exhibit 10.18 to the Company's Form 10-KSB for the fiscal year ended December 31, 1996)**

10.19 Form of Warrant dated February 18, 1994 issued pursuant to agreement to certain purchasers (Incorporated by reference to Exhibit 10.38 to the Company's Form 10-KSB for the fiscal year ended December 31, 1993)

10.20 Exclusive Distribution Agreement dated January 1, 1996 with KK Adachi (Incorporated by reference to Exhibit 10.21 to the Company's Form 10-KSB for the fiscal year ended December 31, 1995)

10.21 Warrant to purchase 290,909 shares of Common Stock dated February 16, 1996 issued to Okabena Partnership K (Incorporated by reference to Exhibit 10.25 to the Company's Form 10-KSB for the fiscal year ended December 31, 1995)

10.22 Separation Agreement dated October 12, 1996 between the Company and R. Keith Poppe (Incorporated by reference to Exhibit 10.25 to the Company's Form 10-KSB for the fiscal year ended December 31, 1996)**

10.23    Terms of Employment for Michael Geraghty. (Incorporated by reference to
         Exhibit 10.26 to the Company's Form 10-KSB for the fiscal year ended December 31, 1996)**

10.24* Amendment #3 dated September 11, 1997 to Lease by and between the Company and the Estate of James Campbell, as Landlord

11.1*    Statement Re Computation of Per Share Loss

13.1*    Portions of 1997 Annual Report

23.1*    Consent of Independent Auditors

24.1* Power of Attorney of John L. Shannon, Jr., David D. Koentopf, Thomas F. Murphy, Donald R. Brattain and Richard J. Migliori (included on the signature pages of this Form 10-KSB)

27.1     Financial Data Schedule (in electronic format only)

-------------------

 * Filed herewith.
** Management contract or compensatory plan or arrangement.