Form 10QSB
period 1998-03-31
EVEREST MEDICAL CORPORATION
filed 1998-05-15
CIK 869426

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                              Washington, DC 20549

                                   FORM 10-QSB
                                QUARTERLY REPORT

                     PURSUANT TO SECTION 13 OR 15 (D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934


For Quarter Ended:         March 31, 1998

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

                                  YES X    NO

As of May 10, 1998, 7,457,274 shares of Common Stock of the Registrant were outstanding.

Transitional Small Business Disclosure Format (check one): YES___  NO  X

                         PART I - FINANCIAL INFORMATION
                         Item 1 - Financial Statements

                           EVEREST MEDICAL CORPORATION
                                 BALANCE SHEETS

                                                                               March 31, 1998  December 31, 1997
                                                                                 (Unaudited)       (Note)
                                                                                ------------    ------------
ASSETS
Current assets
     Cash and cash equivalents                                                  $     68,391    $     80,362
     Accounts receivable, net                                                      1,618,771       1,563,066
     Inventories                                                                   1,119,176       1,055,811
     Prepaid insurance and deposits                                                  126,638          99,528
                                                                                ------------    ------------
Total current assets                                                               2,932,976       2,798,767

Equipment
     Office and display equipment                                                    408,092         387,919
     Research and development equipment                                              188,224         188,224
     Production equipment                                                          1,241,634       1,191,576
                                                                                ------------    ------------
                                                                                   1,837,950       1,767,719
     Less allowance for depreciation                                              (1,529,364)     (1,486,020)
                                                                                ------------    ------------
                                                                                     308,586         281,699
Patents, net of amortization                                                           1,177           2,591
                                                                                ------------    ------------

Total assets                                                                    $  3,242,739    $  3,083,057
                                                                                ============    ============


LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities
     Customer advances                                                          $     38,000    $     38,000
     Accounts payable                                                                476,816         340,378
     Accrued compensation and related taxes                                          212,270         202,915
     Other accrued liabilities                                                        67,482          93,777
     Bank borrowings, short-term                                                        --              --
     Capital lease obligations, current portion                                        2,031           2,496
                                                                                ------------    ------------
Total current liabilities                                                            796,599         677,566

     Capital lease obligations, net of current portion                                  --              --
     Long-term debt and other liabilities                                               --           600,000

Shareholders' equity
     Convertible preferred stock series A, ($.01 par value,
      $2.50 liquidation value) 1,400,000 authorized; outstanding:
      1998 - 632,937 shares; 1997 - 632,937 shares                                 1,551,717       1,551,717
     Convertible preferred stock series B, ($.01 par value,
      $2.75 liquidation value) 730,000 authorized; outstanding:
      1998 - 637,273 shares; 1997 - 637,273 shares                                 1,545,313       1,545,313
     Convertible preferred stock series C, ($.01 par value, $2.75 liquidation value) authorized and outstanding:
      1998 - 410,906 shares; 1997 - 410,906 shares                                 1,002,832       1,002,832
     Convertible preferred stock series D, ($.01 par value, $2.875 liquidation value) authorized and outstanding:
      1998 - 471,500 shares; 1997 - 471,500 shares                                 1,205,808       1,205,808
     Common stock, ($.01 par value) 12,461,821 authorized; outstanding:
      1998 - 7,457,274 shares; 1997 - 7,038,002 shares                                74,573          70,380
     Additional paid-in capital                                                   16,663,089      16,041,470
     Retained deficit                                                            (19,597,192)    (19,612,029)
                                                                                ------------    ------------
                                                                                   2,446,140       1,805,491
                                                                                ------------    ------------
     Total liabilities and shareholders' equity                                 $  3,242,739    $  3,083,057
                                                                                ============    ============


Note: The balance sheet at December 31, 1997 is derived from the audited financial statements at that date.

                                      (2)

                           EVEREST MEDICAL CORPORATION
                       STATEMENT OF OPERATIONS (Unaudited)

                                            3 Months Ended March 31
                                              1998           1997
                                          -----------    -----------

Net sales                                 $ 2,151,287    $ 1,504,805
Cost of goods sold                          1,139,976        917,672
                                          -----------    -----------
Gross margin                                1,011,311        587,133


Cost and expenses:
      Sales and marketing                     584,033        528,513
      Research and development                153,901        175,186
      General and administrative              236,551        200,110
                                          -----------    -----------
Total operating expenses                      974,485        903,809

Interest and other income                      (2,085)        (6,743)
Interest expense                               24,076            206
                                          -----------    -----------
Net income (loss)                              14,835       (310,139)

Less preferred stock dividends                 85,891         86,716
                                          -----------    -----------
Loss applicable to common stock           $   (71,056)   $  (396,855)
                                          ===========    ===========

Net loss per common share                 $     (0.01)   $     (0.06)
                                          ===========    ===========

      Weighted average number of shares
       outstanding during the period        7,146,574      6,993,111
                                          ===========    ===========

                                      (3)

                           EVEREST MEDICAL CORPORATION
                       STATEMENT OF CASH FLOWS (Unaudited)

                                                                      Three Months Ended March 31
                                                                           1998         1997
                                                                        ---------    ---------
OPERATING ACTIVITIES

Net income / (loss)                                                     $  14,835    $(310,139)
Adjustments to reconcile net loss to net cash
  provided by (used in) operating activities
      Depreciation and amortization                                        44,758       43,035
      Loss on sale and disposal of equipment                                 --           --
      Provision for losses on accounts receivable                           3,000          227
      Provision for inventory obsolescence                                  7,858         --
      Changes in operating assets and liabilities
           Accounts receivable                                            (58,704)     (13,788)
           Inventories                                                    (71,223)     (78,505)
           Prepaid expenses                                               (27,110)      38,925
           Customer advances                                                 --           --
           Accounts payable and accrued expenses                          119,498      132,002
                                                                        ---------    ---------
Net cash provided by (used in) operating activities                        32,912     (188,243)

INVESTING ACTIVITIES

Purchase of equipment                                                     (70,230)    (122,359)
                                                                        ---------    ---------
Net cash used in investing activities                                     (70,230)    (122,359)

FINANCING ACTIVITIES
Dividends paid                                                            (85,892)     (86,716)
Proceeds from debt                                                           --           --
Proceeds from warrants and options                                           --         67,928
Principal payments on debt and capital leases                            (600,465)      (3,723)
Net proceeds from sale of common stock                                    711,704         --
                                                                        ---------    ---------
Net cash provided by (used in) by financing activities                     25,347      (22,511)
                                                                        ---------    ---------

Decrease in cash and cash equivalents                                     (11,971)    (333,113)
Cash and cash equivalents at beginning of period                           80,362      712,810
                                                                        ---------    ---------
Cash and cash equivalents at end of period                              $  68,391    $ 379,697
                                                                        =========    =========


                                      (4)

                           EVEREST MEDICAL CORPORATION

               NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

                                 March 31, 1998


Note A - Business Activity

Everest Medical Corporation is engaged in the development, manufacturing and marketing of bipolar electrosurgical devices for the gastrointestinal endoscopy, laparoscopy and other minimally invasive surgery markets.

Note B - Basis of Presentation

The accompanying unaudited, condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for three months ended March 31, 1998 are not necessarily indicative of the results that may be expected for the year ended December 31, 1998. For further information, refer to the financial statements and footnotes thereto included in the Company's annual report on Form 10-KSB for the year ended December 31, 1997.

Note C - Net Loss Per Share

In February 1997, the Financial Accounting Standards Board issued Statement No. 128, Earnings Per Share, which was adopted on December 31, 1997. All earnings per share amounts for all periods have been presented, and where necessary, restated to conform to the Statement 128 requirements. Basic earnings per share is computed on the basis of the average number of common shares outstanding. Diluted earnings per share does not include the effect of outstanding stock options as they are anti-dilutitive.




                                      ( 5 )

                                 Part I - Item 2


                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                              OR PLAN OF OPERATION


RESULTS OF OPERATIONS

Net Revenues. Net revenues in the first quarter of 1998 were $2,151,287, an increase of $646,482, or 43%, from the first quarter of 1997. This revenue increase was a result of the Company's Growth Businesses, consisting of cardiovascular and Everest-branded laparoscopy, which grew 55% in the first quarter, and the Mature Businesses, comprised of OEM laparoscopy, gastrointestinal and other products, which grew 16% in the first quarter.

The Company realized an increase of 35% in its Everest-branded laparoscopy product sales during the first quarter. This growth reflected the continuing market acceptance of the BiCOAG(R) Bipolar Cutting Forceps which is now the largest product line for the Company. The balance of the product line, including the EVERSHEARS(R) II Bipolar Metal-on Metal Scissors, grew at modest levels compared to the first quarter of 1997. The Company expects revenues from the Everest-branded laparoscopic product line to continue to grow a result of improved sales management and growing acceptance of the Company's bipolar product offering.

Revenues from the cardiovascular product line, consisting mainly of shipments to Guidant Corporation of select Everest Medical propriety bipolar instruments for use in their VasoView(TM) Balloon Dissection System for minimally invasive saphenous vein harvesting procedures, approached 10% of the Company's first quarter revenues. There were no revenues from this product line in the first quarter of 1997. The Company expects revenues from this product supply agreement to increase in 1998 with the increased marketing and educational efforts of Guidant.

The Company experienced a 16% increase in its Mature Businesses primarily due to its OEM shipments of a private label version of the Company's classic tip forceps to Ethicon Endo-Surgery, a division of Johnson & Johnson, and Origin Medsystems, a division of Guidant Corporation. Sales of the Company's gastrointestinal products declined 22% in the first quarter as the demand for products under the Company's supply agreements to C.R. Bard and the Company's Japanese distributor fell. The Company expects revenues from the Mature Businesses to increase marginally throughout 1998.

Gross Margin. Gross margin in the first quarter of 1998 was 47.0% of sales compared to 39.0% of sales for the first quarter of 1997. The increase in gross margin reflected the increasing sales of Everest-branded products which carry a higher margin, the increased production output associated with the sales increase which allowed the Company to leverage its overhead expenses and certain cost reductions in the Company's raw materials.

                                      ( 6 )

Sales and Marketing Expense. Sales and marketing expenses for the first quarter of 1998 were $584,033, an increase of $55,520, or 11%, from the same period in 1997. The increase was a result of increased staffing to support the growing Everest-branded product sales, marketing initiatives aimed at the Company's participation in the emerging minimally invasive cardiovascular market, and increases in commissions and training costs.

Research and Development Expense. Research and development expenses for the first quarter of 1998 were $153,901, an decrease of $21,285, or 12%, from the same period in 1997. The Company experienced a decrease in expenses due primarily to an open staff position, Vice President of Technology, which was filled at the end of April 1998.

General and Administrative Expense. General and administrative expenses for the first quarter of 1998 were $236,551, an increase of $36,441, or 18%, from the same period of 1997. The Company experienced an increase in expenses as compared to the same period of 1997, primarily due to executive salary increases and costs associated with the sale of common stock to Guidant Corporation.

Net Income/Loss. Net income for the first quarter was $14,835, compared to a net loss of $310,139 for the same quarter in 1997. The first quarter income as compared to the first quarter loss of 1997 was primarily due to the revenue increases, the increase in gross margin caused by the improving sales mix and leveraging of operating expenses over the growing sales base.

LIQUIDITY and CAPITAL RESOURCES

Cash and short-term investments were $68,391 on March 31, 1998 compared to $80,362 on December 31, 1997. The Company generated $32,912 of cash in operating activities in the first three months of 1998 compared to using $188,243 for the same period of 1997. Operating activities in the first three months included an increase in accounts receivable due to the Company's sales growth. The Company also experienced an increase in inventories, accounts payable and other accrued expenses.

The Company spent $70,230 on capital equipment in the first three months and expects this level of investment to decline over the rest of 1998. During the quarter, the Company also paid its $85,892 dividend obligation on preferred stock and raised $700,000 through the sale of 411,765 shares of common stock to Guidant Corporation. The Company used these proceeds to retire the outstanding balance of $600,000 on the Company's line of credit. As of March 31, 1998, the Company has full access to its $1,000,000 line of credit.

The Company believes that cash and short-term investments onhand, cash projected to be generated from operations and funds available from its line of credit will be sufficient to fund operations for at least the next twelve months assuming that its sales goals are met and there are no significant unexpected expenditures.

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

-- The expectation that the revenues from the Everest-branded laparoscopic product line will continue to grow in 1998 depends on general market conditions and competitive conditions within this market, including the introduction of products by competitors.

-- The expectation of increased revenues under the Company's product supply agreement with Guidant Corporation depends upon the successful marketing and educational efforts of Guidant to increase market share in this emerging minimally invasive saphenous vein harvesting market.

-- The expectation that revenues in the Mature Businesses will increase marginally in 1998 depends on the demand for such products continuing despite the maturing of this product line for the Company's customers.

-- The Company believes that with projected sales increases, an improvement in gross margin and responsible management of operating expenses, the Company will achieve profitability in 1998. Because profitability is dependent on the risks discussed in this Outlook and Risk section in addition to general market conditions and competitive condition that may arise, there can be no assurance of profitability.





                                      ( 8 )

                           PART II - OTHER INFORMATION






                    Item 6 - Exhibits and Reports on Form 8-K


(a)      Exhibits:

         10.1 Stock Purchase Agreement by and between Guidant Corporation and Everest Medical Corporation dated March 6, 1998.

         27       Financial Data Schedule (filed in electronic format only)

(b)      Reports on Form 8-K:

         The Company filed a Form 8-K on March 10, 1998 pursuant to which the Company reported (under Item 5: Other Events) the sale on March 6, 1998 of 411,765 shares of Common Stock to Guidant Corporation for $700,000. As part of such Form 8-K, the Company filed its February 28, 1998 balance sheets as adjusted to reflect the sale of such shares, under
         Item 7(b).






                                      ( 9 )

                                   SIGNATURES

Pursuant to the requirements of the Securities Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          EVEREST MEDICAL CORPORATION


May 12, 1998                              By: /s/ John L. Shannon, Jr.
                                          John L. Shannon, Jr.,
                                          President and Chief Executive Officer


May 12, 1998                              By: /s/ Thomas F. Murphy
                                          Thomas F. Murphy
                                          Vice President and Assistant Secretary









                                     ( 10 )