Form 10QSB
period 1998-06-30
EVEREST MEDICAL CORPORATION
filed 1998-08-13
CIK 869426

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                              Washington, DC 20549

                                   FORM 10-QSB
                                QUARTERLY REPORT

                     PURSUANT TO SECTION 13 OR 15 (D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934


For Quarter Ended:         June 30, 1998

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

                                 YES X    NO

As of July 31, 1998, 7,457,274 shares of Common Stock of the Registrant were outstanding.

Transitional Small Business Disclosure Format (check one): YES    NO  X

                         PART I - FINANCIAL INFORMATION

                         Item 1 - Financial Statements

                           EVEREST MEDICAL CORPORATION
                                 BALANCE SHEETS

                                                                                 June 30, 1998        December 31, 1997
                                                                                 (Unaudited)                (Note)
                                                                                 ------------           ------------
ASSETS
Current assets
     Cash and cash equivalents                                                   $    144,364           $     80,362
     Accounts receivable, net                                                       1,735,888              1,563,066
     Inventories                                                                    1,426,691              1,055,811
     Prepaid insurance and deposits                                                   108,406                 99,528
                                                                                 ------------           ------------
Total current assets                                                                3,415,349              2,798,767

Equipment
     Office and display equipment                                                     400,739                387,919
     Research and development equipment                                               188,224                188,224
     Production equipment                                                           1,264,285              1,191,576
                                                                                 ------------           ------------
                                                                                    1,853,248              1,767,719
     Less allowance for depreciation                                               (1,543,405)            (1,486,020)
                                                                                 ------------           ------------
                                                                                      309,843                281,699
Patents, net of amortization                                                              584                  2,591
                                                                                 ------------           ------------

Total assets                                                                     $  3,725,776           $  3,083,057
                                                                                 ============           ============


LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities
     Customer advances                                                           $     38,000           $     38,000
     Accounts payable                                                                 489,178                340,378
     Accrued compensation and related taxes                                           375,916                202,915
     Other accrued liabilities                                                         68,230                 93,777
     Bank borrowings, short-term                                                      200,000                   --
     Capital lease obligations, current portion                                         1,550                  2,496
                                                                                 ------------           ------------
Total current liabilities                                                           1,172,874                677,566

     Capital lease obligations, net of current portion                                   --                     --
     Long-term debt and other liabilities                                                --                  600,000

Shareholders' equity
     Convertible preferred stock series A, ($.01 par value,
      $2.50 liquidation value) 1,400,000 authorized; outstanding:
      1998 - 632,937 shares; 1997 - 632,937 shares                                  1,551,717              1,551,717
     Convertible preferred stock series B, ($.01 par value,
      $2.75 liquidation value) 730,000 authorized; outstanding:
      1998 - 637,273 shares; 1997 - 637,273 shares                                  1,545,313              1,545,313
     Convertible preferred stock series C, ($.01 par value,
      $2.75 liquidation value) authorized and outstanding:
      1998 - 410,906 shares; 1997 - 410,906 shares                                  1,002,832              1,002,832
     Convertible preferred stock series D, ($.01 par value,
      $2.875 liquidation value) authorized and outstanding:
      1998 - 471,500 shares; 1997 - 471,500 shares                                  1,205,808              1,205,808
     Common stock, ($.01 par value) 12,461,821 authorized; outstanding:
      1998 - 7,457,274 shares; 1997 - 7,038,002 shares                                 74,573                 70,380
     Additional paid-in capital                                                    16,578,091             16,041,470
     Retained deficit                                                             (19,405,432)           (19,612,029)
                                                                                 ------------           ------------
                                                                                    2,552,902              1,805,491
                                                                                 ------------           ------------
     Total liabilities and shareholders' equity                                  $  3,725,776           $  3,083,057
                                                                                 ============           ============

Note: The balance sheet at December 31, 1997 is derived from the audited financial statements at that date.

                           EVEREST MEDICAL CORPORATION
                       STATEMENT OF OPERATIONS (Unaudited)

                                                            3 Months Ended June 30                  6 Months Ended June 30
                                                            1998                1997               1998                  1997
                                                       -----------         -----------           -----------           -----------
Net sales                                              $ 2,638,577         $ 1,785,315           $ 4,789,864           $ 3,290,119
Cost of goods sold                                       1,257,547             986,816             2,397,523             1,904,488
                                                       -----------         -----------           -----------           -----------
Gross margin                                             1,381,030             798,499             2,392,341             1,385,631


Cost and expenses:
     Sales and marketing                                   743,150             574,603             1,327,183             1,103,116
     Research and development                              196,370             155,727               350,271               330,914
     General and administrative                            236,224             248,693               472,774               448,802
                                                       -----------         -----------           -----------           -----------
Total operating expenses                                 1,175,744             979,023             2,150,228             1,882,832

Interest and other income                                   (2,017)             (5,204)               (4,102)              (11,947)
Interest expense                                            15,545               5,945                39,621                 6,151
                                                       -----------         -----------           -----------           -----------
Net income (loss)                                          191,758            (181,265)              206,594              (491,405)

Less preferred stock dividends                              85,891              86,716               171,783               173,433
                                                       -----------         -----------           -----------           -----------
Loss applicable to common stock                        $   105,867         $  (267,981)          $    34,811           $  (664,838)
                                                       ===========         ===========           ===========           ===========

Net loss per common share                              $      0.01         $     (0.04)          $      0.00           $     (0.09)
                                                       ===========         ===========           ===========           ===========
Weighted average number of shares outstanding
during the period                                        7,457,274           7,018,986             7,279,731             7,003,386
                                                       ===========         ===========           ===========           ===========

                           EVEREST MEDICAL CORPORATION
                       STATEMENT OF CASH FLOWS (Unaudited)

                                                                   Six Months Ended June 30
                                                                 1998                   1997
                                                                ---------           ---------

OPERATING ACTIVITIES
Net income / (loss)                                             $ 206,594           $(491,405)
Adjustments to reconcile net loss to net cash
  provided by (used in) operating activities
      Depreciation and amortization                                90,922             108,618
      Loss on sale and disposal of equipment                         --                  --
      Provision for losses on accounts receivable                   6,000              (3,367)
      Provision for inventory obsolescence                         12,738               2,328
      Changes in operating assets and liabilities
           Accounts receivable                                   (178,821)           (122,482)
           Inventories                                           (383,616)            (97,331)
           Prepaid expenses                                        (8,878)             39,528
           Customer advances                                         --                  --
           Accounts payable and accrued expenses                  296,254              51,066
                                                                ---------           ---------
Net cash provided by (used in) in operating activities             41,193            (513,045)

INVESTING ACTIVITIES

Purchase of equipment                                            (117,061)           (140,288)
                                                                ---------           ---------

Net cash used in investing activities                            (117,061)           (140,288)

FINANCING ACTIVITIES
Dividends paid                                                   (171,783)           (173,433)
Proceeds from debt                                                   --               200,000
Proceeds from warrants and options                                   --                67,928
Principal payments on debt and capital leases                    (400,000)             (4,142)
Net proceeds from sale of common stock                            711,652              15,408

                                                                ---------           ---------
Net cash provided by (used in) by financing activities            139,869             105,761
                                                                ---------           ---------

Decrease in cash and cash equivalents                              64,001            (547,572)
Cash and cash equivalents at beginning of period                   80,362             712,810
                                                                ---------           ---------
Cash and cash equivalents at end of period                      $ 144,363           $ 165,238
                                                                =========           =========


                           EVEREST MEDICAL CORPORATION

               NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

                                  June 30, 1998


Note A - Business Activity

Everest Medical  Corporation is engaged in the  development,  manufacturing  and marketing of bipolar electrosurgical devices for the laparoscopy, cardiovascular/vascular, gastrointestinal endoscopy and other minimally invasive surgery markets.

Note B - Basis of Presentation

The accompanying unaudited, condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for six months ended June 30, 1998 are not necessarily indicative of the results that may be expected for the year ended December 31, 1998. For further information, refer to the financial statements and footnotes thereto included in the Company's annual report on Form 10-KSB for the year ended December 31, 1997.

Note C - Net Loss Per Share

In February 1998, the Financial Accounting Standards Board issued Statement No. 128, Earnings Per Share, which was adopted on December 31,1997. All earnings per share amounts for all periods have been presented, and where necessary, restated to conform to the Statement 128 requirements. Basic earnings per share is computed on the basis of the average number of common shares outstanding. Diluted earnings per share does not include the effect of outstanding stock options as they are anti-dilutive.







                                      ( 5 )

                                 Part I - Item 2

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                              OR PLAN OF OPERATION

RESULTS OF OPERATIONS

Net Revenues. Net revenues in the second quarter of 1998 were $2,638,577, an increase of $853,262, or 48%, from the second quarter of 1997. This revenue increase resulted primarily from the Company's Growth Businesses, consisting of cardiovascular and Everest-branded laparoscopy, which grew 72% in the second quarter as compared to the same period in 1997, and the Mature Businesses, comprised of OEM laparoscopy, gastrointestinal and other products, which grew 5% in the second quarter as compared to the same period in 1997.

Net revenues for the six months ended June 30,1998 were $4,789,864, an increase of $1,499,745, or 46%, from the same period of 1997. The revenues for the period reflect a 64% growth in revenues from the Growth Businesses and a 10% increase in the Mature Businesses.

The Company realized an increase of 41% in its Everest-branded laparoscopy product sales during the first six months of 1998. This growth reflected the impact of the BiCOAG(R) Bipolar Cutting Forceps which now represents the largest product for the Company. That product led the Everest-branded laparoscopy segment to a record sales quarter. The balance of the Company's Everest-branded laparoscopy products also reflected growth due to the ongoing impact of sales and marketing initiatives instituted in 1997, including the recruitment of a more seasoned sales management team. The Company expects revenues from the Everest-branded laparoscopic product line to continue to grow as a result of improved sales management and growing acceptance of the Company's bipolar product offering.

Revenues from the cardiovascular product line, consisting mainly of shipments to Guidant Corporation of select Everest Medical propriety bipolar instruments for use in their VasoView(TM) Balloon Dissection System for minimally invasive saphenous vein harvesting procedures, approximated 10% of the Company's first half revenues. There were no revenues from this product line in the first six months of 1997. The Company expects revenues from this product supply agreement to increase in 1998 with the increased marketing and educational efforts of Guidant.

The Company experienced a 10% increase in its Mature Businesses primarily due to its OEM shipments of a private label version of the Company's classic tip forceps to Ethicon Endo-Surgery, a division of Johnson & Johnson, and Origin Medsystems, a division of Guidant Corporation. Sales of the Company's gastrointestinal products declined 12% in the first six months with the demand for products under the Company's supply agreements to C.R. Bard increasing 25% but offset by the lack of demand from the Company's Japanese distributor whose shipments fell significantly in the first six months as compared to the same period of 1997. The Company expects revenues from the Mature Businesses to increase marginally throughout the second half of 1998.

                                      ( 6 )

Gross Margin. Gross margin in the second quarter of 1998 was 52.3% of revenues compared with 44.7% of revenues for the second quarter of 1997. The increase in gross margin reflected the increasing sales of Everest-branded products which carry a higher margin, the increased production output associated with the sales increase which allowed the Company to leverage its overhead expenses and certain cost reductions in the Company's raw materials.

The gross margin for the first six months of 1998 was 49.9%, as compared with 42.1% for the same period of 1997. The increase in gross margin reflects a more favorable sales mix, increased production output and greater control of overhead expenses.


Sales and Marketing. Sales and marketing expenses for the second quarter of 1998 were $743,150, an increase of $168,547, or 29%, from the same period in 1997. The increase was a result of increased staffing to support the growing Everest-branded product revenues, marketing initiatives aimed at the Company's participation in the emerging minimally invasive cardiovascular market, increases in commissions, and training costs. For the first six months, sales and marketing expenses were $1,327,183, an increase of $224,067, or 20%, from the same period of 1997 for the same reasons identified earlier.

Research and Development. Research and development expenses for the second quarter of 1998 were $196,370, an increase of $40,643, or 26%, from the same period in 1997. For the first six months of 1998, research and development expenses were $350,271, an increase of $19,357, or 6%, from the same period of 1997. The Company experienced such increase primarily due to the Company's final steps toward ISO 9000 and CE Mark certification.

General and Administrative. General and administrative expenses for the second quarter of 1998 were $236,224 an decrease of $12,469, or 5%, from the same period of 1997. For the first six months of 1998, general and administrative expenses were $472,774, an increase of $23,972, or 5%, from the same period of 1997. The expense increase resulted primarily from executive salary increases and costs associated with the sale of common stock to Guidant Corporation.

Net Income (Loss). Net income for the second quarter was $191,758 compared to a net loss of $181,265 for the same quarter in 1997. The second quarter income as compared to the same period of 1997 was primarily due to the revenue increases, the increase in gross margin and the leveraging of operations expenses over the growing sales base. The net income for the first six months of 1998 was $206,594, compared to a net loss of $491,405 in the same period of 1997. The income for the six-month period reflects the revenue increases, the improvement in gross margin resulting for the favorable sales mix and the increased production output, as well as the continued management of operating expenses.




                                      ( 7 )

LIQUIDITY and CAPITAL RESOURCES

Cash and short-term investments were $144,364 on June 30, 1998, compared to $80,362 on December 31, 1997. Operating activities provided $41,193 of cash for the Company in the first six months of 1998, compared to cash used of $513,045 for the same period of 1997. Operating activities in the first six months included an increase in working capital due to the revenue growth.

The Company spent $117,061 on capital equipment in the first six months and expects this level of investment to decline over the next two quarters. During the first six months, the Company also met its obligation on preferred stock dividends of $171,783 and raised $711,652 from the sale of common stock to Guidant Corporation and in connection with the Employee Stock Purchase Plan.

The Company used these proceeds to retire the outstanding balance of $600,000 on the Company's line of credit. Subsequent working capital needs have resulted in borrowings of $200,000 against the $1,000,000 line of credit.

The Company believes that cash and short-term investments onhand, cash generated from operations and funds available from its line of credit will be sufficient to fund operations for at least the next twelve months, assuming that its revenues goals are met and no significant unexpected expenditures arise.


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

o The expectation that the revenues from the Everest-branded laparoscopic product line will continue to grow in 1998 depends on general market conditions and competitive conditions within this market, including the introduction of products by competitors.

o The expectation of increased revenues under the Company's product supply agreement with Guidant Corporation depends upon the successful marketing and educational efforts of Guidant to increase market share in this emerging minimally invasive saphenous vein harvesting market.

                                      ( 8 )

o The expectation that revenues in the Mature Businesses will increase marginally in 1998 depends on the demand for such products continuing despite the maturing of this product line for the Company's customers, in addition to general competitive and market conditions.

o    The  Company  believes  that   with  projected   revenues   increases,   an
     improvement  in  gross  margin  and  responsible  management  of  operating expenses, the Company will achieve profitability in 1998. Because profitability is dependent on the risks discussed in this Outlook and Risk section in addition to general market conditions and competitive condition that may arise, there can be no assurance of profitability.






                           PART II - OTHER INFORMATION

               Item 2 - Changes in Securities and Use of Proceeds

On March 6, 1998, the Company issued 411,765 shares of Common Stock to Guidant Corporation for an aggregate price of $700,000. Because this was a transaction not involving a public offering and because the aggregate offering price was less than $1,000,000, the Company relied upon Section 4 (2) and rule 504 of the Securities Act of 1933.

          Item 4 - Submission of Matters to a Vote of Security Holders

The Company held its Annual Meeting on Tuesday, April 28, 1998. Proxies for the Annual Meeting were solicited pursuant to Regulation 14 under the Securities and Exchange Act of 1934. There was no solicitation in opposition to management's nominees as listed in the Company's proxy statement, and all nominees were elected.

The following persons were elected to serve as directors of the Company, by votes indicated, until the next annual meeting of shareholders:

                                    Number of                    Number of
Nominee                             Votes For                    Votes Withheld
-------                             ---------                    --------------
John L. Shannon, Jr.                8,211,731                    89,049
David D. Koentopf                   8,212,006                    90,149
Donald R. Brattain                  8,213,106                    90,424
Richard J. Migliori, M.D.           8,213,031                    89,124


                                      ( 9 )

By a vote of 8,239,646 shares in favor, with 49,659 shares opposed and 12,850 shares abstaining, the shareholders also ratified the appointment of Ernst & Young LLP as independent auditors for the fiscal year ending December 31, 1998.




                           Item 5 - Other Information

The Company has been involved in an interference proceeding declared by the United States Patent and Trademark office ("PTO") involving the Company's metal-on-metal bipolar scissors technology which it is currently marketing. An interference is a PTO action to determine who, as between two different inventors, is entitled to a patent on the same invention, and will result in the PTO rendering a decision on ownership of a patent. The Company has been declared the senior party in this action. The Company has been advised by its outside patent counsel that, based on experience and published statistics, the senior party is more likely than not to prevail in such an action. The Company cannot, however, predict the outcome of the interference action. At this time, no determination has been made by the PTO regarding the outcome of this matter.

During the quarter, the Company was notified by the PTO of two additional interference actions relating to bipolar scissors technology. The Company has been declared the junior party in both of these actions. These actions involve alternate bipolar scissors designs that the Company does not currently practice. Therefore, if the Company were not to prevail in either or both actions, the Company does not believe that it would be adversely affect the Company's ability to provide its current metal-on-metal bipolar scissors to the market. At this time, the Company cannot predict the results of the interference actions.




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

                           EVEREST MEDICAL CORPORATION


August 12, 1998                           By: /s/ John L. Shannon, Jr.
                                          John L. Shannon, Jr.,
                                          President and Chief Executive Officer


August 12, 1998                           By: /s/ Thomas F. Murphy
                                          Thomas F. Murphy
                                          Vice President and Assistant Secretary







                                     ( 11 )