Form 10QSB
period 1998-09-30
EVEREST MEDICAL CORPORATION
filed 1998-11-16
CIK 869426

2


                UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                              Washington, DC 20549

                                   FORM 10-QSB
                                QUARTERLY REPORT

                     PURSUANT TO SECTION 13 OR 15 (D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934


For Quarter Ended:         September 30, 1998

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

                                    YES X NO

As of October 16, 1998, 7,465,875 shares of Common Stock of the Registrant were outstanding.

Transitional Small Business Disclosure Format (check one): YES___  NO  X

                           EVEREST MEDICAL CORPORATION
                                 BALANCE SHEETS

                                                                          September 30, 1998  December 31, 1997
                                                                                (Unaudited)       (Note)
                                                                          ------------------  -----------------
ASSETS
Current assets
     Cash and cash equivalents                                               $    107,623       $     80,362
     Accounts receivable, net                                                   2,019,816          1,563,066
     Inventories                                                                1,616,101          1,055,811
     Prepaid insurance and deposits                                                85,332             99,528
                                                                             ------------       ------------
Total current assets                                                            3,828,872          2,798,767

Equipment
     Office and display equipment                                                 401,804            387,919
     Research and development equipment                                           188,224            188,224
     Production equipment                                                       1,316,316          1,191,576
                                                                             ------------       ------------
                                                                                1,906,344          1,767,719
     Less allowance for depreciation                                           (1,586,994)        (1,486,020)
                                                                             ------------       ------------
                                                                                  319,350            281,699
Patents, net of amortization                                                          417              2,591
                                                                             ------------       ------------

Total assets                                                                 $  4,148,639       $  3,083,057
                                                                             ------------       ------------


LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities
     Customer advances                                                       $     38,000       $     38,000
     Accounts payable                                                             498,210            340,378
     Accrued compensation and related taxes                                       303,454            202,915
     Other accrued liabilities                                                    139,003             93,777
     Bank borrowings, short-term                                                  515,000               --
     Capital lease obligations, current portion                                     1,052              2,496
                                                                             ------------       ------------
Total current liabilities                                                       1,494,719            677,566

     Capital lease obligations, net of current portion                               --                 --
     Long-term debt and other liabilities                                            --              600,000

Shareholders' equity
     Convertible preferred stock series A, ($.01 par value,
      $2.50 liquidation value) 1,400,000 authorized; outstanding:
      1998 - 632,937 shares; 1997 - 632,937 shares                              1,551,717          1,551,717
     Convertible preferred stock series B, ($.01 par value,
      $2.75 liquidation value) 730,000 authorized; outstanding:
      1998 - 637,273 shares; 1997 - 637,273 shares                              1,545,313          1,545,313
     Convertible preferred stock series C, ($.01 par value,
      $2.75 liquidation value) authorized and outstanding:
      1998 - 410,906 shares; 1997 - 410,906 shares                              1,002,832          1,002,832
     Convertible preferred stock series D, ($.01 par value,
      $2.875 liquidation value) authorized and outstanding:
      1998 - 471,500 shares; 1997 - 471,500 shares                              1,205,808          1,205,808
     Common stock, ($.01 par value) 12,461,821 authorized; outstanding:
      1998 - 7,465,875 shares; 1997 - 7,038,002 shares                             74,658             70,380
     Additional paid-in capital                                                16,505,825         16,041,470
     Retained deficit                                                         (19,232,233)       (19,612,029)
                                                                             ------------       ------------
                                                                                2,653,920          1,805,491
                                                                             ------------       ------------
     Total liabilities and shareholders' equity                              $  4,148,639       $  3,083,057
                                                                             ------------       ------------

Note: The balance sheet at December 31, 1997 is derived from the audited financial statements at that date.

                           EVEREST MEDICAL CORPORATION
                       STATEMENT OF OPERATIONS (Unaudited)

                                                       3 Months Ended September 30          9 Months Ended September 30
                                                         1998                1997              1998              1997
                                                       -----------------------------       -----------------------------
Net sales                                              $ 2,806,592       $ 1,762,395       $ 7,596,456       $ 5,052,515
Cost of goods sold                                       1,469,008           970,272         3,866,531         2,874,760
                                                       -----------       -----------       -----------       -----------
Gross margin                                             1,337,584           792,123         3,729,925         2,177,755


Cost and expenses:
     Sales and marketing                                   692,288           516,886         2,019,472         1,620,002
     Research and development                              220,128           162,170           570,399           493,084
     General and administrative                            232,701           174,136           705,474           622,939
                                                       -----------       -----------       -----------       -----------
Total operating expenses                                 1,145,117           853,192         3,295,345         2,736,025

Interest and other income                                   (1,873)           (2,949)           (5,975)          (14,896)
Interest expense                                            21,136            21,115            60,757            27,266
                                                       -----------       -----------       -----------       -----------
Net income (loss)                                          173,204           (79,235)          379,798          (570,640)

Less preferred stock dividends                              85,891            85,065           257,675           258,498
                                                       -----------       -----------       -----------       -----------
Loss applicable to common stock                        $    87,313       $  (164,300)      $   122,123       $  (829,138)
                                                       -----------       -----------       -----------       -----------

Net income (loss) per common share                     $      0.01       $     (0.02)      $      0.02       $     (0.12)
                                                       -----------       -----------       -----------       -----------

     Weighted average number of shares
       outstanding during the period                     7,461,575         7,026,235         7,334,714         7,011,925
                                                       -----------       -----------       -----------       -----------

                           EVEREST MEDICAL CORPORATION
                       STATEMENT OF CASH FLOWS (Unaudited)

                                                               Nine Months Ended September 30
                                                                    1998            1997
                                                               ------------------------------
OPERATING ACTIVITIES

Net income / (loss)                                              $ 379,794       $(570,639)
Adjustments to reconcile net income (loss) to net
  cash provided by (used in) operating activities
      Depreciation and amortization                                131,003         123,821
      Loss on sale and disposal of equipment                          --              --
      Provision for losses on accounts receivable                    9,000             750
      Provision for inventory obsolescence                          21,782          10,899
      Changes in operating assets and liabilities
           Accounts receivable                                    (465,749)        (40,196)
           Inventories                                            (582,072)       (299,701)
           Prepaid expenses                                         14,196          78,984
           Customer advances                                          --              --
           Accounts payable and accrued expenses                   303,597          66,037
                                                                 ---------       ---------
Net cash provided by (used in) in operating activities            (188,449)       (630,045)

INVESTING ACTIVITIES

Purchase of equipment                                             (166,480)       (161,318)

                                                                 ---------       ---------
Net cash used in investing activities                             (166,480)       (161,318)

FINANCING ACTIVITIES
Dividends paid                                                    (257,674)       (258,499)
Proceeds from debt                                                 515,000         400,000
Proceeds from warrants and options                                    --            67,928
Principal payments on debt and capital leases                     (601,444)         (4,438)
Net proceeds from sale of common stock                             726,308          15,408

                                                                 ---------       ---------
Net cash provided by financing activities                          382,190         220,399
                                                                 ---------       ---------

Increase (decrease) in cash and cash equivalents                    27,261        (570,964)
Cash and cash equivalents at beginning of period                    80,362         712,810
                                                                 ---------       ---------
Cash and cash equivalents at end of period                       $ 107,623       $ 141,846



                           EVEREST MEDICAL CORPORATION

               NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

                               September 30, 1998


Note A - Business Activity

Everest Medical Corporation is engaged in the development, manufacturing and marketing of bipolar electrosurgical devices for the laparoscopy, cardiovascular/vascular, gastrointestinal endoscopy and other minimally invasive surgery markets.

Note B - Basis of Presentation

The accompanying unaudited, condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for nine months ended September 30, 1998 are not necessarily indicative of the results that may be expected for the year ended December 31, 1998. For further information, refer to the financial statements and footnotes thereto included in the Company's annual report on Form 10-KSB for the year ended December 31, 1997.

Note C - Net Income (Loss) Per Share

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

                                 Part I - Item 2

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                              OR PLAN OF OPERATION

RESULTS OF OPERATIONS

Net Revenues. Net revenues in the third quarter of 1998 were $2,806,592, an increase of $1,044,197, or 59%, from the third quarter of 1997. This revenue increase resulted primarily from the Company's Growth Businesses, consisting of cardiovascular and Everest-branded laparoscopy, which grew 69% in the third quarter as compared to the same period in 1997, and the Mature Businesses, comprised of OEM laparoscopy, gastrointestinal and other products, which grew 39% in the third quarter as compared to the same period in 1997.

Net revenues for the nine months ended September 30,1998 were $7,596,456, an increase of $2,543,941, or 50%, from the same period of 1997. The revenues for the period reflect a 66% growth in revenues from the Growth Businesses and an 18% increase in the Mature Businesses.

The Company realized an increase of 43% in its Everest-branded laparoscopy product sales during the first nine months of 1998. This growth reflected the impact of the BiCOAG(R) Bipolar Cutting Forceps, currently the Company's the largest selling product for the Company. Sales of the balance of the Company's Everest-branded laparoscopy products also increased in this period due to the ongoing impact of sales and marketing initiatives instituted in 1997, including the recruitment of a more seasoned sales management team. The Company expects revenues from the Everest-branded laparoscopic product line to continue to grow as a result of improved sales management and growing acceptance of the Company's bipolar product offering.

Revenues from the cardiovascular product line, consisting mainly of shipments to Guidant Corporation of select Everest Medical propriety bipolar instruments for use in their VasoView(TM) Balloon Dissection System for minimally invasive saphenous vein harvesting procedures, approximated 12% of the Company's nine-month revenues. Revenues from this product line in the first nine months of 1997 were approximately $100,000. The Company expects revenues from this product supply agreement to increase for the fourth quarter of 1998 and in 1999 with the increased marketing and educational efforts of Guidant.

During the nine-month period, the Company experienced an 18% increase in its Mature Businesses primarily due to its OEM shipments of a private label version of the Company's classic tip forceps to Ethicon Endo-Surgery, a division of Johnson & Johnson, and Origin Medsystems, a division of Guidant Corporation. Sales of the Company's gastrointestinal products increased 13% in the first nine months with the demand for products under the Company's supply agreements to C.R. Bard increasing 75% but offset by the lack of demand from the Company's Japanese distributor whose shipments fell significantly compared to the same period of 1997. The Company expects revenues from the Mature Businesses to decrease marginally throughout the fourth quarter of 1998.

                                      ( 6 )

Gross Margin. Gross margin in the third quarter of 1998 was 48% of revenues compared with 45% of revenues for the third quarter of 1997. The increase in gross margin reflected the increasing sales of Everest-branded products which carry a higher margin, the increased production output associated with the sales increase which allowed the Company to leverage its overhead expenses, and certain cost reductions in the Company's raw materials.

The gross margin for the first nine months of 1998 was 49%, as compared with 43% for the same period of 1997. The increase in gross margin reflects a more favorable sales mix, increased production output and greater control of overhead expenses.

Sales and Marketing. Sales and marketing expenses for the third quarter of 1998 were $692,288, an increase of $175,402, or 34%, from the same period in 1997. The increase was a result of increased staffing to support the growing Everest-branded product revenues, marketing initiatives aimed at the Company's participation in the emerging minimally invasive cardiovascular market, increases in commissions, and training costs. For the first nine months, sales and marketing expenses were $2,019,472, an increase of $399,470, or 25%, from the same period of 1997 for the same reasons identified for the third quarter expense increases.

Research and Development. Research and development expenses for the third quarter of 1998 were $220,128, an increase of $57,958, or 36%, from the same period in 1997. For the first nine months of 1998, research and development expenses were $570,399, an increase of $77,315, or 13%, from the same period of 1997. The increase in research and development expenses were primarily due to costs incurred by the Company in completing ISO 9000 and CE Mark certification and legal costs related to the defense of the Company's patent portfolio.

General and Administrative. General and administrative expenses for the third quarter of 1998 were $232,701, an increase of $58,565, or 34%, from the same period of 1997. For the first nine months of 1998, general and administrative expenses were $705,474, an increase of $82,535, or 13%, from the same period of 1997. The expense increase resulted primarily from executive salary increases, costs associated with the sale of common stock to Guidant Corporation in March 1998 and costs associated with the investor relations.

Net Income (Loss). Net income for the third quarter was $173,204, compared to a net loss of $79,235 for the same quarter in 1997. The increase in income was primarily due to the revenue increases, the increase in gross margin and the leveraging of operations expenses over the growing sales base. The net income for the first nine months of 1998 was $379,798, compared to a net loss of $570,640 in the same period of 1997. The income for the nine-month period reflects the revenue increases, improvement in gross margin resulting from the favorable sales mix, increased production output, as well as continued management of operating expenses.



                                      ( 7 )

LIQUIDITY and CAPITAL RESOURCES

Cash and short-term investments were $107,623 on September 30, 1998, compared to $80,362 on December 31, 1997. Operating activities used $188,449 of cash in the first nine months of 1998, compared to $630,045 for the same period of 1997. Operating activities in the first nine months required additional working capital due to the revenue and inventory growth.

The Company spent $166,480 on capital equipment in the first nine months and expects this level of investment to decline over the next quarter. During the first nine months, the Company also paid preferred stock dividends of $257,674 and raised $726,308, primarily from the sale of common stock to Guidant Corporation.

The Company used these proceeds to retire the outstanding balance of $600,000 on the Company's line of credit. Subsequent working capital requirements in 1998 have resulted in borrowings of $515,000 against the $1,000,000 line of credit.

The Company believes that cash and short-term investments on hand, cash generated from operations and funds available from its line of credit will be sufficient to fund operations for at least the next twelve months, assuming that its revenues goals are met and no significant unexpected expenditures arise.

EFFECT OF INFLATION

The Company does not believe that inflation will have a significant effect on operations.

YEAR 2000

The Company has begun its detailed assessment of its compliance with the Year 2000 issues related to the Company's enterprise business applications. Although continuing to seek written assurances, the Company has preliminarily concluded that it is materially compliant with its accounting, resource planning and network systems based on input from the third party software vendors. The Company intends to fully test these systems over the next six months with the goal that these applications are capable of handling transactions with Year 2000 dates, but no testing or remediation has been done to date.



                                      ( 8 )

The Company also is putting a team together to further assess its Year 2000 compliance issues with other functions including computer hardware, telephone systems, and other manufacturing equipment. The Company's goal is to document potential risks to the Company and plan necessary actions to meet the risks associated with the Year 2000.

The Company believes that given its reliance on outside software vendors and its relatively simple information systems, it will achieve substantial compliance with respect to Year 2000 issues before the end of 1999. Although the Company is still in the process of assessment, it currently believes the costs to meet this objective will not be material. The Company has not yet created a contingency plan should the Year 2000 issues prove to present significant unanticipated problems or if the Company is not ready in time. As the Company's assessment process continues, it intends to revisit the risks of non-compliance and how to respond.

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

o The expectation that the revenues from the Everest-branded laparoscopic product line will continue to grow over the next twelve months depends on general market conditions and competitive conditions within this market, including the introduction of products by competitors, as well as the continued effectiveness of the Company's independent sales force.
o The expectation of increased revenues under the Company's product supply agreement with Guidant Corporation depends upon the successful marketing and educational efforts of Guidant to increase market share in this emerging minimally invasive saphenous vein harvesting market.
o The expectation that revenues in the Mature Businesses will decrease marginally in the last quarter of 1998 depends on the demand for such products continuing despite the maturing of this product line for the Company's customers, in addition to general competitive and market conditions.
o The impact of Year 2000 issues on its business depends on the accuracy, reliability and effectiveness of the Company's and its suppliers' and customers' assessment and remediation of Year 2000 issues.



                                      (9)

                           PART II - OTHER INFORMATION



                           Item 5 - Other Information

In October 1998, the Company announced that a settlement had been reached with Boston Scientific Corporation with respect to two separate interference actions declared by the United States Patent and Trademark Office involving two bipolar electrosurgical scissors designs.

The initial interference action involves a metal-on-metal bipolar scissors technology which the Company is currently manufacturing and marketing, and in which the Company has been declared the senior party in the interference proceeding. The second interference involves an alternate bipolar scissors design which is not commercialized by either party at this time, and in which Boston Scientific has been declared the senior party.

Boston Scientific and the Company have come to terms regarding a settlement of these two interference's. The terms of settlement include: 1) the Company will remain the holder of United States Patent #5,352,222 relating to the metal-on-metal bipolar scissors technology, and 2) Boston Scientific and the Company will have access to both bipolar scissors technologies with appropriate cross-licensing agreements executed between the two parties.




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

                              EVEREST MEDICAL CORPORATION


November 13, 1998             By: /s/ John L. Shannon, Jr.
                              John L. Shannon, Jr.,
                              President and Chief Executive Officer


November 13, 1998             By: /s/ Thomas F. Murphy
                              Thomas F. Murphy
                              Vice President of Finance and Administration
                              and Assistant Secretary






                                      (11)