Form 10KSB
period 1998-12-31
EVEREST MEDICAL CORPORATION
filed 1999-03-30
CIK 869426

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   FORM 10-KSB

                  Annual Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

For the fiscal year ended:                               Commission file number:
    December 31, 1998                                                0-18900


                           EVEREST MEDICAL CORPORATION
                 (Name of small business issuer in its charter)

       Minnesota                                          41-1454928
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

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of Issuer's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

The Issuer's revenues for fiscal year 1998 were $10,719,755.

As of March 12, 1999, there were 7,618,167 shares of Common Stock of the Issuer outstanding.

The aggregate market value of the Common Stock of the Issuer (based upon the closing sale price of the Common Stock on March 12, 1999, as reported by NASDAQ), excluding shares owned beneficially by executive officers and directors, was approximately $11,427,250.

Part II of this Annual Report on Form 10-KSB incorporates by reference information (to the extent specific sections are referred to herein) from the Issuer's Annual Report to Shareholders for the year ended December 31, 1998 (the "1998 Annual Report"). Part III of this Annual Report on Form 10-KSB incorporates by reference information (to the extent specific sections are referred to herein) from the Issuer's Proxy Statement for its annual meeting to be held April 27, 1999 (the "1999 Proxy Statement").

Transitional Small Business Disclosure Format (check one)  Yes         No  X

                                     PART I

ITEM 1   DESCRIPTION OF BUSINESS

General Development of Business

         Everest Medical Corporation (the "Company" or "Everest") is engaged primarily in the development, manufacturing and marketing of bipolar electrosurgical devices for use in minimally invasive surgical procedures. Today, the Company serves the medical specialties of gynecology, gastroenterology, cardiovascular and general surgery. Sales are worldwide with primary emphasis on an independent network of over 150 sales professionals. In addition, the Company supplies propriety bipolar instruments to leading medical device companies, including Guidant Corporation, Johnson & Johnson and C.R. Bard.

         The Company commenced commercial sales of laparoscopic surgical products in October 1991. The first product sold was the BiLAP(R) Bipolar Cutting/Coagulating Probes. The Company added the BiCOAG(R) Bipolar Forceps in September 1992, the EVERSHEARS(R) Straight Bipolar Scissors in November 1992 and the EVERSHEARS Curved Bipolar Scissors in September 1993. The Company introduced three additional products to the laparoscopic market in 1994, including the EVERSHEARS II Bipolar Metal-on-Metal Curved Scissors, the BiCOAG Bipolar Dissecting Forceps and the BiLAP Bipolar Needle Electrode. In 1995, the Company commenced sales of the innovative, patented, multi-functional BiCOAG Cutting Forceps, and in 1996 added additional versions, including a 5mm version of the BiCOAG Cutting Forceps. In December 1996, the Company introduced the BiCOAG Forceps in a 3mm version. This 3mm version of the bipolar forceps was introduced to market in March 1998 as MOLly (Minimally Operative Laparoscopy) with FDA clearance to expand the labeling to include the indication of female tubal sterilization via contraceptive bipolar coagulation of the fallopian tube. The Company is targeting these existing and new products to the laparoscopic general surgery and gynecology markets.

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

         In late 1996, the Company identified the promising emerging minimally invasive cardiovascular market as its first major market diversification. In June 1997, the Company announced its first commercial venture in this market--a product supply agreement with Guidant Corporation. Guidant, a technology leader in minimally invasive surgery, bundles a version of the EVERSHEARS II Bipolar Scissors and an innovative version of the bipolar cutting forceps, the BiSECTOR(TM) Bipolar Ligating Forceps, in its minimally invasive saphenous vein harvesting systems kits. These products were introduced to the market in the third quarter of 1997. In 1998, the Company developed and commenced shipments to Guidant of a 56cm flexible shaft version of these devices for exclusive use by Guidant with its VASOVIEW(TM) and UNIPORT(TM) Endoscopic Vessel Harvesting System.

         Together, these two businesses of cardiovascular and Everest laparoscopy comprise the Company's Growth Businesses. The balance of the Company's product offerings including the Company's gastrointestinal and OEM Forceps comprise the Mature Businesses of the Company.

         The Company markets a line of disposable products for use in selected gastrointestinal endoscopic interventional procedures. These procedures are performed by gastroenterologists using endoscopes through which Everest's products are inserted into the body. These products are the BiSNARE(R) Polypectomy Snare for removing colon polyps and the BiCOAG Probe Coagulator for treating intestinal bleeding.

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

         In 1998, the Company was awarded ISO 9001 certification for its quality systems in design and manufacturing, and received authorization to place the CE Mark on its products for distribution to members of the European Community. These milestones provide an important recognition of the superior product quality and safety standards of Everest Medical.

         The Company was incorporated in Minnesota on April 19, 1983. The Company's address is 13755 First Avenue North, Minneapolis, Minnesota 55441, and its telephone number is (612) 473-6262.

Business

         Laparoscopic Surgical Products

         The Company believes laparoscopy is a rapidly growing market in the United States. Laparoscopic procedures, such as gall bladder removal, hysterectomies, Nissen Fundiplation and hernia repair can now be routinely performed through a trocar cannula. The cutting and coagulating instruments most often utilized are either electrosurgical or lasers. Each of these methods involves certain patient risks. With monopolar electrosurgical devices, there is a risk that the passage of electrical current through the body will result in unintended lateral tissue damage. Tissue damage can occur in laparoscopic procedures performed with monopolar instruments due to RF current from the monopolar instrument inducing current on one of the trocar cannulas or other surgical instruments. This tissue damage, which can include severe burning, may not be visible to the surgeon during surgery, but may result in post-operative complications such as bowel perforation. Lasers are sometimes difficult to control and have limited coagulation effect, particularly in the closed conditions of a laparoscopic procedure. They are also expensive to acquire and may be inconvenient for the clinician due to the problems of scheduling the limited number available in a hospital and the high level of expertise required. To the Company's knowledge, the EVERSHEARS Bipolar Scissors and the BiLAP Probe were the first bipolar electrosurgical devices commercially available for the purpose of providing cutting and coagulation in laparoscopic procedures. In the past three years, there have been additional products introduced to the market by competitors that may address the need for cutting and coagulation during laparoscopic procedures.

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

         In the fourth quarter of 1998, the Company commenced limited shipments of the EVERSHEARS LP Bipolar Scissors. This next generation device features a new lower profile scissors blade designed to improve the precision of cutting and the surgical feel of the device. In this design, the blades are 30% thinner, 25% longer, open 30% wider and cut smoother than the EVERSHEARS II Bipolar Scissors currently marketed. The Company continues to be the only company in the world to market a laparoscopic bipolar scissors offering the clinician the benefits of precision mechanical cutting and simultaneous coagulation.

         The Company currently distributes the EVERSHEARS Bipolar Scissors to hospitals and physicians only through its network of independent marketing representatives. Sales of EVERSHEARS Bipolar Scissors approached $1,400,000 for 1998.

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

         The Company realized a significant portion of its growth in 1996, 1997 and 1998 from the revenues generated from this product line. Revenues grew from under $200,000 in 1995 to in excess of $3,800,000 in 1998.

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

         The BiCOAG Forceps were reintroduced to the Company's independent sales channel in September 1995 after an 18-month hiatus. Sales of the BiCOAG Forceps were previously restricted from the Company's independent sales channel due to a now-terminated exclusivity provision in the product supply agreement with Ethicon Endo-Surgery, a division of Johnson & Johnson. The sales impact of the reintroduction of the BiCOAG Forceps for 1995 was nominal, but since then the Company has continued to experience sales increases with revenues in 1998 exceeding $400,000.

         In addition to the Company's independent sales channel, the BiCOAG Forceps are also marketed and distributed by Ethicon Endo-Surgery and Origin MedSystems, a subsidiary of Guidant Corporation. Sales to these OEM customers represented 10% of the Company's revenue in 1997 and 1998.

         The Company has been notified that Origin Medsystems will discontinue marketing this device in the second quarter of 1999 due to its strategic realignment efforts. The Company is working closely with Origin to allow for a smooth transition of customers to the Company's independent sales network.

         BiCOAG Dissecting Forceps. The BiCOAG Dissecting Forceps is similar to the bipolar forceps described above, but combines the ability to grasp and dissect tissue in the surgical procedure with the benefits of bipolar coagulation. This product provides the surgeon with a versatile and high-utility instrument, and is compatible with most electrosurgical generators. Sales of this product in 1998 exceeded $500,000.

         MOLly 3mm Bipolar Forceps. In December 1996, the Company introduced what it believes to be the world's first 3mm Bipolar laparoscopic forceps targeted for the emerging microlaparoscopy market. This device allows for secure grasping, effective coagulation, the use of smaller trocar ports and improved outcomes. Procedures such as diagnostic laparoscopy are being moved out of traditional hospital settings to alternate sites, including surgical-centers and physicians' offices. The Company believes smaller instrumentation will improve the success rate of these procedures by allowing the use of smaller ports, reducing complications.

         In March 1998, the Company received 510(k) clearance from the United States Food & Drug Administration to expand the labeling for its 3mm bipolar forceps to include the indication of female tubal sterilization via contraceptive bipolar coagulation of the fallopian tube. See "Regulation." An estimated 700,000 tubal sterilization procedures are performed yearly in the United States. The Company believes this may represent a significant opportunity for this product. To date, the Company has not experienced a significant revenue contribution from this product.

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

         Gastrointestinal (GI) Endoscopic Products

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

         The BiSNARE is currently offered in several models to address physician preferences. The Company is currently focusing on increasing its market share in laparoscopy, therefore, the BiSNARE is sold to hospitals and physicians in the United States through a limited network of independent marketing representatives and distributors. Revenues from this product have fallen over the past three years primarily due to a decline in revenues from the Company's distribution in Japan of this product. This revenue decline resulted both from increased competitive products which eroded existing business and from delays in obtaining approval in Japan of new versions of the bipolar snare.

         BiCOAG Probe Coagulator. In a common endoscopic procedure, a coagulating tip on the distal end of a catheter is used to treat ulcers and other intestinal bleeding. The BiCOAG Coagulator is a catheter with a spiral electrode tip and a flushing port designed to facilitate the endoscopic visualization and coagulation of gastrointestinal bleeding. The BiCOAG Probe has a spiral bipolar electrode designed to permit the endoscopist to use any surface of the tip for therapy while reducing the incidence of tissue adhesion. The BiCOAG Probe was released for sale in the third quarter of 1990.

         The Company has entered into an agreement with Bard Interventional, a division of C.R. Bard, Inc., and is providing a private label version of the coagulating probe for sale in the United States and Canada. Bard has no obligation to purchase a minimum number of units under this agreement. In 1998, the Company experienced a sharp increase in revenues under this product supply agreement as Bard was able to gain additional market share for a period of time due to competitive market opportunities. The Company believes the opportunity was short-lived and does expect revenues to fall to normal levels in 1999.

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

         Minimally Invasive Cardiovascular Surgery

         The Company has identified the emerging minimally invasive cardiovascular surgery market as an opportunity to export its bipolar technology. The Company believes the inherent safety of bipolar technology offers the cardiovascular surgeon the cost-effective electrosurgical solution to meet the challenges of these new procedures. The Company also believes strongly that bipolar electrosurgery has the potential to become the standard of care for the new minimally invasive cardiovascular surgery marketplace.

         The Company is exploring two applications for bipolar technology in cardiac surgery--bipolar dissection of the internal mammary artery during coronary artery bypass surgery, and bipolar "ligation and transection" of side branches during minimally invasive saphenous vein harvesting. The Company believes it can leverage its technology to these procedures without significant obstacles. The applicable products include the EVERSHEARS II Metal-on-Metal Bipolar Scissors and the new BiSECTOR(TM) Ligating Forceps.

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

         In the first quarter of 1998, the Company introduced its BiSECTOR Bipolar Ligating Forceps as a tool for minimally invasive sapheneous vein harvesting to be included in kits being introduced on the market. The product provides a one-step alternative to coagulate and transect vessels, compared to the single function, more costly, scissors and clip appliers. Guidant purchased over $1,400,000 of the Company's products in 1998. Guidant continues to be the market leader in this arena and introduced a second generation VASOVIEW(TM) UNIPORT(TM) Endoscopic Vessal Harvesting System in 1998. To support this next generation system, the Company developed and commenced shipments for Guidant of an innovative 56cm flexible shaft scissors and its BiSECTOR ligating forceps for use with this sytem.

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

         The Company continues to believe that MIS will grow and expand into other medical markets. Today, the Company serves the medical specialties of gynecology, general surgery, gastrointestinal endoscopy and cardiovascular.

         As seen in its successful entrance to the cardiovascular market, the Company believes it can be successful in leveraging its technological expertise and operational capabilities into new an demerging MIS markets including otolaryngology, orthopedics and urology as well as the expanding procedural opportunity in gynecology, general surgery and cardiovascular markets.

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

         Minimally Invasive Surgical Markets

         A number of major medical products suppliers, including United States Surgical Corporation (a subsidiary of Tyco Corporation), Ethicon, Inc. (a subsidiary of Johnson & Johnson, Inc.), CONMED Corporation, Karl Storz Endoscopy-America Inc., Imagyn Medical Technologies, Inc. and Circon Corporation are currently selling devices for minimally invasive surgical procedures. For the most part, the electrosurgical products sold by these companies are monopolar devices. The Company also believes that a number of companies are developing bipolar devices for laparoscopic applications. Competitors are selling a bipolar coagulating forceps. The Company believes, however, that it is the only manufacturer currently marketing a full line of bipolar devices specifically designed for laparoscopy.

         Due to the expected rapid growth in the market for minimally invasive surgical products, the Company anticipates that additional competitors will enter the market. It also expects that there will be a consolidation of existing competitors, including acquisitions of small companies by large medical products companies. This trend will mean increased competition for the Company.

         Minimally Invasive Cardiovascular and Saphenous Vein Harvesting Markets

         The principal competitors of the Company's products offered through Guidant Corporation in the emerging minimally invasive cardiovascular market include Ethicon EndoSurgery (a subsidiary of Johnson & Johnson), CardioThoracic Systems, Inc., Heartport and General Surgical Innovations Inc.

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

         The Company believes that the principal competitive factors in the MIS market are product features, physician familiarity with the products and their function, the ability of products to address cost containment issues, product quality, distribution strength and price. Competitors to each of the Company's products market both disposable and reusable products. All of the Company's current surgical instruments are intended for single use, a feature which the Company believes provides the benefits of less risk of infection to patients and reduced labor costs to hospitals.

Marketing and Distribution

         The Company markets and promotes its products through advertising in medical journals, publication of scientific papers, direct mail, attendance at trade shows and participation by Everest's personnel in training sessions for physicians. The Company also provides promotional information for its independent sales representatives and international distributors. In addition, the Company, its independent representatives and its distributors provide physicians with assistance in learning the proper use of the Company's laparoscopic products.

         Over the past 4 years, the Company has focused on developing its independent sales channel whereby the Company works with independent sales organizations which have expertise in the Company's primary markets of general surgery and gynecologic laparoscopy. The Company, in many cases, retains direct billing to the hospital and pays a commission based on orders shipped. The Company has seen this distribution channel grow to represent 60% of its sales volume in 1998. The Company believes that continued management focus, ongoing product development and increased sales and marketing efforts will continue to grow this independent sales channel in 1999.

         The Company is approaching the minimally invasive cardiovascular market with a strategic partnership with Guidant Corporation, who became a shareholder in the Company in 1998. Guidant is the strategic marketer and distributor of versions of the Company's bipolar products to be packaged with the VasoView Balloon Dissection System for less invasive saphenous vein harvesting.

         The Company continues to maintain its non-exclusive product supply agreement with Ethicon Endo-Surgery, a division of Johnson & Johnson, Inc., whereby Ethicon was granted a license to market the Company's laparoscopic forceps. The Company also has a non-exclusive agreement with Origin MedSystems, a subsidiary of Guidant Corporation, established in 1993 to market the Company's laparoscopic forceps. This Origin agreement will, however, be discontinued in the second quarter of 1999. See "Business--Laparoscopic Surgical Products."

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

         The Company's sales and marketing department consists of the Vice President of Sales and Marketing, four regional sales managers, one marketing manager, one clinical support manager and two sales and marketing support individuals. The Company expects to continue to invest in this growing distribution strategy in 1999.

         The Company intends to continue to utilize independent distributors for foreign sales. During 1998, the Company concentrated its sales and marketing efforts primarily in the United States market and experienced an increase in sales internationally. The Company expects sales in 1999 to increase domestically, as well as internationally.

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

Research and Development

         The Company's research and development activities are conducted at its headquarters facility and at laboratory and clinical facilities at various universities and hospitals. The Company attempts to coordinate its research and development activities with those of its scientific advisors and other physician contacts. The objective of the Company is to direct those coordinated efforts to use its base of technology and expertise to develop products which meet identified market needs. For the years ended December 31, 1998 and 1997, the Company's research and development expenditures were $859,000 and $634,000, respectively. The Company expects spending in the research and development area to increase as the Company attempts to expand its laparoscopic product offering and to capitalize on certain opportunities in the minimally invasive cardiovascular arena, microlaparoscopy and other surgical specialties.

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

         In November 1997, the Company received official notice from the United States Patent and Trademark Office ("PTO") that it intended to issue a reexamination certificate for the Company's bipolar cutting forceps patent. The Company had requested this reexamination in an effort to ensure the long-term viability of the bipolar cutting forceps patent. A reexamination certificate states that the essential claims of the bipolar cutting forceps patent have been upheld by the PTO. The bipolar cutting forceps design incorporates a precision bipolar forceps for grasping and coagulation of tissue with a passive, reciprocally-moveable surgical cutting blade positioned between the forceps jaws to allow transection of the coagulated tissue. The Company was issued a U.S. patent for this device on August 29, 1995. A reexamination is a PTO action to review an issued patent in the context of newly discovered prior art. As a result of the successful outcome of the reexamination in favor of the Company, it executed a cross-licensing agreement with an undisclosed party in the fourth quarter of 1997. The Company received licensing revenue of $183,000 covering the two-plus years since the patent issued in August 1995. Licensing revenues in 1998 approached $85,000 and the Company does not believe future licensing revenues will be material to the Company.

         In October 1998, the Company reached a settlement with Boston Scientific Corporation with respect to separate patent interference actions declared by the United States Patent and Trademark Office. A patent interference action is a PTO action to determine who is entitled to the patent on the same invention. The interference action involved two of the Company's bipolar electrosurgical scissors designs. The resolution of the settlement resulted in the Company maintaining ownership of the key "metal-on-metal" bipolar scissors patent, which the Company is currently marketing, on terms favorable to the Company, eliminating further legal costs and uncertainty.

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

Employees

         As of March 12, 1999, the Company had 105 employees, all of which are full-time. The employees include 4 in research and development, 63 in production, 16 in manufacturing support, 6 in quality assurance, 9 in sales and marketing and 7 in general and administrative functions. The Company's employees are not represented by a union, and the Company considers its relationship with its employees to be good.

Outlook and Risks

         Certain statements made in this annual report on Form 10-KSB, which are summarized here, are forward-looking statements that involve risk and uncertainties, and actual results may be materially different. Factors that could cause actual results to differ include, but are not limited to those identified:

o The expectation that as the Company continues to invest in sales and marketing support programs, increased revenues will result through the independent sales channel depends on surgeons increasing their use of bipolar technology as an alternative to existing monopolar and ultrasonic technologies, and upon general market conditions and competitive conditions within this market, including the introduction of products by both U.S. and European competitors.
o The Company's expectation that it will experience sales growth domestically and internationally depends on general market conditions and competitive conditions that may be encountered in both such markets, and on Everest's ability both (i) to increase its market share in its core business of laparoscopy given that Everest competes with large, well-capitalized companies who have the ability to enter into contact purchasing agreements with large institutions, and (ii) to establish a market presence in the minimally invasive cardiac surgery market.
o The expectation that bipolar technology will become the standard in the MIS market and that the Company will be a beneficiary of this trend depends on demand and on acceptance by physicians, hospitals and third party payers of the believe that MIS procedures result in reduced costs.
o The expectation that the Company will increase its research and development spending in order to achieve ultimate sales growth depends on the Company having sufficient capital. The belief that the Company's current capital resources will be sufficient to fund current and anticipated business operations could be adversely impacted by changes in anticipated operating results or the Company's inability to obtain financing on favorable terms and to meet the Company's obligations on its preferred stock dividends.

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

Executive Officers of the Company

         The Company's executive officers, along with their ages and positions as of March 12, 1999, are as follows:

  Name                    Age                                Position
John L. Shannon, Jr.       45      President, Chief Executive Officer and
                                   Chairman of the Board
Michael E. Geraghty        51      Vice President, Sales and Marketing
Steven M. Blakemore        44      Vice President, Operations and Engineering
David J. Parins            47      Vice President, Technology
Thomas F. Murphy           39      Vice President, Finance and Administration
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

         David J. Parins. Mr. Parins rejoined the Company in April 1998 as Vice President of Technology. Prior to rejoining the Company, Mr. Parins was employed by Cardiac Instruments, a startup medical device company, as Vice President of Research and Development from October 1997 to April 1998. Prior to this short hiatus, Mr. Parins was employed by the Company as Vice President of Engineering, Quality Assurance and Regulatory Affairs from November 1988 to October 1997. Mr. Parins is the holder of many of the Company's patents and has over twenty years of experience in the medical device industry.

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


                                     PART II

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

         The information required by Item 5 is incorporated by reference from the Company's 1998 Annual Report, portions of which are filed herewith in
Exhibit 13.1.

ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

         The information required by Item 6 is incorporated by reference from the Company's 1998 Annual Report, portions of which are filed herewith in
Exhibit 13.1.

ITEM 7.  FINANCIAL STATEMENTS

         The Financial Statements of the Company for the year ended December 31, 1998 are incorporated by reference from the Company's 1998 Annual Report, portions of which are filed herewith in Exhibit 13.1.

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

         The information required by Item 9 regarding the Company's directors is incorporated by reference from the Company's 1999 Proxy Statement under the caption "Information About Nominees." The Company's proxy statement will be filed pursuant to Rule 14a within 120 days after the close of the fiscal year for which this report is filed.

         The information relating to compliance with Section 16(a) of the Exchange Act is incorporated by reference from the Company's 1999 Proxy Statement under the caption "Compliance with Section 16(a) of the Exchange Act." The Company's proxy statement will be filed pursuant to Rule 14a within 120 days after the close of the fiscal year for which this report is filed.

ITEM 10. EXECUTIVE COMPENSATION

         The information required by Item 10 is incorporated by reference from the Company's 1999 Proxy Statement under the caption "Executive Compensation." The Company's proxy statement will be filed pursuant to Rule 14a within 120 days after the close of the fiscal year for which this report is filed.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The information required by Item 11 is incorporated by reference from the Company's 1999 Proxy Statement under the caption "Security Ownership of Management and Certain Beneficial Owners." The Company's proxy statement will be filed pursuant to Rule 14a within 120 days after the close of the fiscal year for which this report is filed.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         The information required by Item 12 is incorporated by reference from the Company's 1999 Proxy Statement under the caption "Certain Transactions." The Company's proxy statement will be filed pursuant to Rule 14a within 120 days after the close of the fiscal year for which this report is filed.

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits: The exhibits to this Report are listed in the Exhibit Index immediately following the signature pages to this Report.

         A copy of any of the exhibits listed or referred to above will be furnished at a reasonable cost to any person who was a shareholder of the Company as of March 11, 1999, upon receipt from any such person of a written request for any such exhibit. Such request should be sent to Everest Medical Corporation, 13755 First Avenue North, Minneapolis, Minnesota 55441, Attention: Shareholder Information.

(b) Reports on Form 8-K: None filed during the fourth quarter of the fiscal year ended December 31, 1998.

                                   SIGNATURES


         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Issuer has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated:   March 30, 1999                EVEREST MEDICAL CORPORATION


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

         Signature                      Title                         Date


/s/ John L. Shannon, Jr.        Chief Executive Officer,         March 30, 1999
John L. Shannon, Jr.            President (Principal Executive
                                Officer) and Chairman of the
                                Board

/s/ David D. Koentopf           Director                         March 30, 1999
David D. Koentopf

(Signatures continued on following page)

         Signature                      Title                         Date


/s/ Thomas F. Murphy            Vice President of Finance        March 30, 1999
Thomas F. Murphy                and Administration
                                (Principal Financial and
                                Accounting Officer)


/s/ Donald R. Brattain          Director                         March 30, 1999
Donald R. Brattain


                                Director
Richard J. Migliori, M.D.

                           EVEREST MEDICAL CORPORATION

                         EXHIBIT INDEX TO ANNUAL REPORT
                                 ON FORM 10-KSB
                   For the Fiscal Year Ended December 31, 1998

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

10.12 Supply Agreement dated April 2, 1991 between the Company and C.R. Bard, Inc. (Incorporated by reference to Exhibit 10.36 to the Company's Registration Statement on Form S-1 (File No. 33-45872))

10.13 First Amendment to Supply Agreement dated April 2, 1991 between the Company and C.R. Bard, Inc. (Incorporated by reference to Exhibit 10.36 to the Company's Registration Statement on Form S-1 (File No. 33-45872))

10.14 Stock Purchase Agreement dated July 15, 1993 between the Company and Johnson & Johnson Development Corporation, including Distribution and License Agreement between the Company and Ethicon Endo-Surgery (Incorporated by reference to Exhibit 10.29 to the Company's Form 10-KSB for the fiscal year ended December 31, 1993)

10.15*   Employment Agreement with John L. Shannon, Jr. dated January 1, 1999**

10.16 Form of Warrant dated February 18, 1994 issued pursuant to agreement to certain purchasers (Incorporated by reference to Exhibit 10.38 to the Company's Form 10-KSB for the fiscal year ended December 31, 1993)

10.17 Exclusive Distribution Agreement dated January 1, 1996 with KK Adachi (Incorporated by reference to Exhibit 10.21 to the Company's Form 10-KSB for the fiscal year ended December 31, 1995)

10.18 Warrant to purchase 290,909 shares of Common Stock dated February 16, 1996 issued to Okabena Partnership K (Incorporated by reference to Exhibit 10.25 to the Company's Form 10-KSB for the fiscal year ended December 31, 1995)

10.19 Separation Agreement dated October 12, 1996 between the Company and R. Keith Poppe (Incorporated by reference to Exhibit 10.25 to the Company's Form 10-KSB for the fiscal year ended December 31, 1996)**

10.20    Terms of Employment for Michael Geraghty. (Incorporated by reference to
         Exhibit 10.26 to the Company's Form 10-KSB for the fiscal year ended December 31, 1996)**

10.21 Amendment #3 dated September 11, 1997 to Lease by and between the Company and the Estate of James Campbell, as Landlord (Incorporated by reference to Exhibit 10.24 to the Company's Form 10-KSB for the fiscal year ended December 31, 1997)

10.22*   Management Incentive Program for Fiscal Year 1999**

10.23* Credit Agreement between Norwest Bank Minnesota, N.A. and the Company dated February 26, 1999.

10.24* Revolving Note dated February 26, 1999 from the Company to Norwest Bank Minnesota, N.A.

13.1* Portions of 1998 Annual Report, including Management's Discussion and Analysis, Financial Statements and Market for Common Equity

23.1*    Consent of Independent Auditors

24.1* Power of Attorney of John L. Shannon, Jr., David D. Koentopf, Thomas F. Murphy, Donald R. Brattain and Richard J. Migliori (included on the signature pages of this Form 10-KSB)

27.1     Financial Data Schedule (in electronic format only)

-------------------

 * Filed herewith.
** Management contract or compensatory plan or arrangement.