Form 10QSB
period 1999-03-31
EVEREST MEDICAL CORPORATION
filed 1999-05-13
CIK 869426

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                              Washington, DC 20549

                                   FORM 10-QSB
                                QUARTERLY REPORT

                     PURSUANT TO SECTION 13 OR 15 (D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934


For Quarter Ended:         March 31, 1999

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

                                    YES X NO

As of May 6, 1999, 7,618,167 shares of Common Stock of the Registrant were outstanding.

Transitional Small Business Disclosure Format (check one): YES___  NO  X

                           EVEREST MEDICAL CORPORATION
                                 BALANCE SHEETS

                                                                            March 31, 1999    December 31, 1998
                                                                             (Unaudited)            (Note)
---------------------------------------------------------------------------------------------------------------
ASSETS
Current assets
     Cash and cash equivalents                                               $     33,326       $    217,489
     Accounts receivable, net                                                   2,055,731          1,745,512
     Inventories                                                                1,867,637          1,751,946
     Prepaid insurance and deposits                                               103,618             76,689
                                                                             ------------       ------------
Total current assets                                                            4,060,312          3,791,636

Equipment
     Office and display equipment                                                 444,553            414,315
     Research and development equipment                                           188,224            188,224
     Production equipment                                                       1,360,429          1,335,164
                                                                             ------------       ------------
                                                                                1,993,206          1,937,703
     Less allowance for depreciation                                           (1,672,600)        (1,632,198)
                                                                             ------------       ------------
                                                                                  320,606            305,505
Patents, net of amortization                                                           83                250
                                                                             ------------       ------------

Total assets                                                                 $  4,381,001       $  4,097,391
                                                                             ============       ============


LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities
     Customer advances                                                       $     71,932       $     36,788
     Accounts payable                                                             546,399            582,110
     Accrued compensation and related taxes                                       352,300            314,174
     Other accrued liabilities                                                    216,622            189,875
     Bank borrowings, short-term                                                  275,000            125,000
     Capital lease obligations, current portion                                      --                 --
                                                                             ------------       ------------
Total current liabilities                                                       1,462,253          1,247,947

     Long-term debt and other liabilities                                            --                 --

Shareholders' equity
     Convertible preferred stock series A, ($.01 par value,
      $2.50 liquidation value) 1,400,000 authorized; outstanding:
      1999 - 492,937 shares; 1998 - 632,937 shares                              1,201,717          1,551,717
     Convertible preferred stock series B, ($.01 par value,
      $2.75 liquidation value) 730,000 authorized; outstanding:
      1999 - 637,273 shares; 1998 - 637,273 shares                              1,545,313          1,545,313
     Convertible preferred stock series C, ($.01 par value,
      $2.75 liquidation value) authorized and outstanding:
      1999 - 410,906 shares; 1998 - 410,906 shares                              1,002,832          1,002,832
     Convertible preferred stock series D, ($.01 par value,
      $2.875 liquidation value) authorized and outstanding:
      1999 - 471,500 shares; 1998 - 471,500 shares                              1,205,808          1,205,808
     Common stock, ($.01 par value) 12,461,821 authorized; outstanding:
      1999 - 7,618,167 shares; 1998 - 7,465,875 shares                             76,182             74,659
     Additional paid-in capital                                                16,702,621         16,420,828
     Retained deficit                                                         (18,815,725)       (18,951,713)
                                                                             ------------       ------------
                                                                                2,918,748          2,849,444
                                                                             ------------       ------------
     Total liabilities and shareholders' equity                              $  4,381,001       $  4,097,391
                                                                             ============       ============

Note: The balance sheet at December 31, 1998 is derived from the audited financial statements at that date.

                           EVEREST MEDICAL CORPORATION
                       STATEMENT OF OPERATIONS (Unaudited)

                                                  3 Months Ended March 31
                                                1999              1998
--------------------------------------------------------------------------

Net sales                                    $ 3,040,172       $ 2,151,287
Cost of goods sold                             1,621,319         1,139,976
                                             -----------       -----------
Gross margin                                   1,418,853         1,011,311


Cost and expenses:
      Sales and marketing                        734,905           584,033
      Research and development                   269,386           153,901
      General and administrative                 264,254           236,551
                                             -----------       -----------
Total operating expenses                       1,268,545           974,485

Interest and other income                         (2,191)           (2,085)
Interest expense                                  13,513            24,076
                                             -----------       -----------
Net income (loss) before income taxes            138,986            14,835

Provision for income taxes                         3,000              --

Net income (loss)                                135,986            14,835

Less preferred stock dividends                    85,891            85,891
                                             -----------       -----------
Income (Loss) applicable to common stock     $    50,095       $   (71,056)
                                             ===========       ===========

Net income (loss) per common share           $      0.01       $     (0.01)
                                             ===========       ===========

      Weighted average number of shares
      outstanding during the period            7,510,094         7,146,574
                                             ===========       ===========

                           EVEREST MEDICAL CORPORATION
                       STATEMENT OF CASH FLOWS (Unaudited)

                                                             Three Months Ended March 31
                                                               1999             1998
----------------------------------------------------------------------------------------
OPERATING ACTIVITIES

Net income / (loss)                                         $ 135,986       $  14,835
Adjustments to reconcile net income (loss) to net cash
  provided by (used in) operating activities
      Depreciation and amortization                            40,569          44,758
      Provision for losses on accounts receivable               7,500           3,000
      Provision for inventory obsolescence                     11,164           7,858
      Changes in operating assets and liabilities
           Accounts receivable                               (317,719)        (58,704)
           Inventories                                       (126,855)        (71,223)
           Prepaid expenses                                   (26,929)        (27,110)
           Customer advances                                   35,144            --
           Accounts payable and accrued expenses               29,699         119,498
                                                            ---------       ---------
Net cash provided by (used in) operating activities          (211,441)         32,912

INVESTING ACTIVITIES

Purchase of equipment                                         (55,503)        (70,230)
                                                            ---------       ---------
Net cash used in investing activities                         (55,503)        (70,230)

FINANCING ACTIVITIES
Dividends paid                                                (85,891)        (85,892)
Proceeds from debt                                            150,000            --
Principal payments on debt and capital leases                    (536)       (600,465)
Net proceeds from sale of common stock                         19,209         711,704
                                                            ---------       ---------
Net cash provided by financing activities                      82,782          25,347
                                                            ---------       ---------

Increase (decrease) in cash and cash equivalents             (184,162)        (11,971)
Cash and cash equivalents at beginning of period              217,489          80,362
                                                            ---------       ---------
Cash and cash equivalents at end of period                  $  33,327       $  68,391
                                                            =========       =========

                           EVEREST MEDICAL CORPORATION

               NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

                                 March 31, 1999


Note A - Business Activity

Everest Medical Corporation is engaged in the development, manufacturing and marketing of bipolar electrosurgical devices for the medical specialties of gynecology, gastroenterology, cardiovascular and general surgery.

Note B - Basis of Presentation

The accompanying unaudited, condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for three months ended March 31, 1999 are not necessarily indicative of the results that may be expected for the year ended December 31, 1999. For further information, refer to the financial statements and footnotes thereto included in the Company's annual report on Form 10-KSB for the year ended December 31, 1998.

Note C - Net Income (Loss) Per Share

In February 1998, the Financial Accounting Standards Board issued Statement No. 128, Earnings Per Share, which was adopted on December 31, 1998. All earnings per share amounts for all periods have been presented, and where necessary, restated to conform to the Statement 128 requirements. Basic earnings per share are computed on the basis of the average number of common shares outstanding. Diluted earnings per share do not include the effect of outstanding stock options, as they are anti-dilutitive.

                                 Part I - Item 2


                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                              OR PLAN OF OPERATION


RESULTS OF OPERATIONS


Net Revenues. Net revenues in the first quarter of 1999 were $3,040,172, an increase of $888,882, or 41%, from the first quarter of 1998. This revenue increase arose from the Company's Growth Businesses, consisting of cardiovascular and Everest laparoscopy, the product sales of which grew 53% in the first quarter, and the Mature Businesses, comprised of OEM laparoscopy, gastrointestinal and other products, which grew 10% in the first quarter compared to the same period in last year.

The Company realized an increase of 38% in its Everest laparoscopy product sales during the first quarter compared to the same period last year. This growth reflected the continuing acceptance of the BiCOAG(R) Bipolar Cutting Forceps, which is now the Company's largest product line. The balance of the product line, including the EVERSHEARS(R) II Bipolar Metal-on Metal Scissors and the recently introduced EVERSHEARS LP Bipolar Scissors, also grew at significant levels compared to the first quarter of 1998 aided by revenues from the Company's distributor in Turkey. The Company expects revenues from the Everest laparoscopy product line to continue to grow as a result of improved sales management and growing acceptance of the Company's bipolar product offering.

Revenues from the cardiovascular product line, consisting of shipments to Guidant Corporation of select Everest Medical propriety bipolar instruments for use in their VasoView(TM) Balloon Dissection System for minimally invasive saphenous vein harvesting procedures, exceeded 15% of the Company's first quarter revenues. Revenues from this product line in the first quarter of 1998 were approximately $200,000. The Company expects revenues from this product supply agreement to be adversely impacted by a recent injunction issued by a California federal court in which Guidant was ruled to have infringed on a patent held by a third party. The injunction precludes Guidant from selling its existing VasoView Balloon Dissection Cannula to any new domestic customer who was not a user prior to February 8, 1999 and will be permanently enjoined from selling this product to any domestic customer after November 15, 1999. Guidant will appeal this decision. In addition, Guidant has new products in development that do not utilize the balloon dissection feature, and intends to introduce these alternate designs in the near term. While it is impossible to quantify the impact of the injunction on the Company's sales, the Company believes the sales impact to be short-term. The extent of the impact on revenues will depend on Guidant's successful introduction and market acceptance of the new product designs.


                                      ( 6 )

The Company experienced a 10% increase in sales within its Mature Businesses primarily due to shipments of the Company's gastrointestinal products pursuant to the Company's supply agreements to C.R. Bard and the Company's Japanese distributor compared to the same period of 1998. Offsetting this revenue increase was a decline in shipments of a private label version of the Company's classic tip forceps to Ethicon Endo-Surgery, a division of Johnson & Johnson, and Origin Medsystems, a division of Guidant Corporation. Sales of such forceps fell 23% as compared to the first quarter of 1998 as these customers worked off existing inventory levels. The Company expects revenues from the Mature Businesses to decrease throughout 1999 due primarily to decreased shipments to C.R. Bard as its demand returns to its historic levels, following a strong 1998 in which shipments increased due to a short-term market opportunity.

Gross Margin. Gross margin in the first quarter of 1999 was 46.7% of sales compared to 47.0% of sales for the first quarter of 1998. The slight decrease in gross margin reflected the impact of both the Company's higher than anticipated international sales and the growing impact of the cardiovascular sales to Guidant which resulted in a lower gross margin for the Company. However, the increased production output associated with the sales increase allowed the Company to leverage its overhead expenses.

Sales and Marketing Expense. Sales and marketing expenses for the first quarter of 1999 were $734,905, an increase of $150,872, or 26%, from the same period in 1998. The increase was a result of increased staffing to support the growing Everest laparoscopy product sales, increases in commissions and costs associated with re-organizing the sales management of the Company's independent distribution in the quarter.

Research and Development Expense. Research and development expenses for the first quarter of 1999 were $269,386, an increase of $115,482, or 75%, from the same period in 1998. The significant increase in expenses was due primarily to staff increases, on-going intellectual property initiatives and aggressive new technology initiatives for the laparoscopy market, as well as new market opportunities.

General and Administrative Expense. General and administrative expenses for the first quarter of 1999 were $264,254, an increase of $27,706, or 12%, from the same period of 1998. The Company experienced this increase in expenses as compared to the same period of 1998, primarily due to costs associated with the corporate reporting required as a public company.

Net Income. Net income for the first quarter was $138,986, compared to a net income of $14,835 for the same quarter in 1998. The increase in the first quarter income as compared to the prior year was primarily due to the revenue increase. Offsetting the gain associated with the revenue increase was a 30% increase in operating expenses resulting from the increased commissions, sales management re-organization and technology initiatives aimed at increasing the future opportunities for the Company.


                                      ( 7 )

Income Tax Expense. The Company has approximately $18 million of tax loss carryforwards available to offset future taxable income. The Company can only utilize these tax attributes to the extent of 90% of pre-tax income since the alternative minimum tax system will result in tax liabilities at this point. The Company recognized $3,000 of income tax expense for the first quarter of 1999.


LIQUIDITY and CAPITAL RESOURCES

Cash and short-term investments were $33,326 on March 31, 1999 compared to $217,489 on December 31, 1998. The Company used $211,441 of cash in operating activities in the first three months of 1999 compared to providing $32,912 for the same period of 1998. Operating activities in the first three months included a significant increase in accounts receivable due to the Company's sales growth. The Company also experienced an increase in inventories, accounts payable and other accrued expenses.

The Company spent $55,503 on capital equipment in the first three months and expects this level of investment to continue for the balance of 1999. During the quarter, the Company also paid its $85,891 dividend obligation on preferred stock and raised $19,209 through the sale of shares of common stock under the Company's Employee Stock Purchase Plan.

The Company increased its bank borrowings by $150,000 in the quarter to meet working capital needs. The Company entered into a credit facility with Norwest Bank of Minneapolis, in the quarter, consisting of a $1,000,000 revolving line of credit. The Company intends to use this credit facility to meet and manage its working capital needs for 1999. As of March 31, 1999 the amount available under the credit facility was $725,000.

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


Year 2000

         The Company has continued its detailed assessment of the Year 2000 issues related to the Company's enterprise business applications. Although continuing to seek written assurances, the Company has preliminarily concluded that it is materially compliant with its accounting, resource planning and network systems based on input from the third party software vendors.

                                      ( 8 )

The Company intends to fully test these systems over the next six months with the goal that these applications will be capable of handling transactions with Year 2000 dates, but no testing or remediation has been done to date.

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


Forward-Looking Statements and Risks

As provided for under the Private Securities Litigation Reform Act of 1995, the Company wishes to caution investors that the following important factors, among those described above, in some cases have affected and in the future could affect the Company's actual results of operations and cause such results to differ materially from those anticipated in forward-looking statements made in this document.

o The expectation that revenues from the Everest laparoscopy product line will continue to grow in 1999 depends on market acceptance and demand, effectiveness of sales and marketing personnel, as well as other general market conditions and competitive conditions within this market, including the introduction of products by competitors.

o The expectation of an unfavorable impact to revenues from the Company's product supply agreement with Guidant Corporation relates to the hurdles presented by the recent court rulings. While the Company expects Guidant to introduce alternate designs that do not utilize the contested patented feature, there are no assurances that Guidant will be successful in gaining market share in this emerging minimally invasive saphenous vein harvesting market with its new designs.

o The expectation that shipments of bipolar forceps and gastrointestinal products as part of its Mature Businesses will decrease in 1999 depends primarily on the extent of the maturing of this product line for the Company's OEM customers.


                                      ( 9 )

o The accuracy of the Company's belief that its current capital resources will be sufficient to fund current and anticipated business operations throughout 1999 depends, in part, on meeting anticipated revenue goals, operating efficiencies and effective expense management, in addition to general and competitive conditions.

o The impact of Year 2000 issues on the Company's business depends on the accuracy, reliability and effectiveness of the Company's and its suppliers' and customers' assessment and remediation of Year 2000 issues.





















                                     ( 10 )

                           PART II - OTHER INFORMATION






                    Item 6 - Exhibits and Reports on Form 8-K


(a)      Exhibits:

           27    Financial Data Schedule (filed in electronic format only)

(b)      Reports on Form 8-K: None filed in the period.












                                     ( 11 )

                                   SIGNATURES

Pursuant to the requirements of the Securities Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                           EVEREST MEDICAL CORPORATION


May 12, 1999                By: /s/ John L. Shannon, Jr.
                                   John L. Shannon, Jr.,
                                   President and Chief Executive Officer


May 12, 1999                By: /s/ Thomas F. Murphy
                                   Thomas F. Murphy
                                   Vice President of Finance and Administration
                                   and Assistant Secretary














                                     ( 12 )