Form 10QSB
period 1999-06-30
EVEREST MEDICAL CORPORATION
filed 1999-08-13
CIK 869426

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                              Washington, DC 20549

                                   FORM 10-QSB
                                QUARTERLY REPORT

                     PURSUANT TO SECTION 13 OR 15 (D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934


For Quarter Ended:         June 30, 1999

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

                                    YES X NO

As of August 6, 1999, 7,638,167 shares of Common Stock of the Registrant were outstanding.

Transitional Small Business Disclosure Format (check one): YES___  NO  X

                                                    EVEREST MEDICAL CORPORATION
                                                          BALANCE SHEETS

                                                                               June 30, 1999       December 31, 1998
                                                                              (Unaudited)               (Note)
---------------------------------------------------------------------------------------------------------------------
ASSETS
Current assets
     Cash and cash equivalents                                                     $ 211,208               $ 217,489
     Accounts receivable, net                                                      1,832,004               1,745,512
     Inventories                                                                   1,920,609               1,751,946
     Prepaid insurance and deposits                                                  107,005                  76,689
---------------------------------------------------------------------------------------------------------------------
Total current assets                                                               4,070,826               3,791,636

Equipment
     Office and display equipment                                                    447,148                 414,315
     Research and development equipment                                              188,224                 188,224
     Production equipment                                                          1,370,771               1,335,164
                                                                           ------------------     -------------------
                                                                                   2,006,143               1,937,703
     Less allowance for depreciation                                              (1,710,396)             (1,632,198)
---------------------------------------------------------------------------------------------------------------------
                                                                                     295,747                 305,505
Patents, net of amortization                                                               -                     250
---------------------------------------------------------------------------------------------------------------------

Total assets                                                                     $ 4,366,573             $ 4,097,391
=====================================================================================================================


LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities
     Customer advances                                                              $ 70,724                $ 36,788
     Accounts payable                                                                436,975                 582,110
     Accrued compensation and related taxes                                          454,458                 314,174
     Other accrued liabilities                                                       163,895                 189,875
     Bank borrowings, short-term                                                     150,000                 125,000
     Capital lease obligations, current portion                                            -                       -
---------------------------------------------------------------------------------------------------------------------
Total current liabilities                                                          1,276,052               1,247,947

     Long-term debt and other liabilities                                                  -                       -

Shareholders' equity
     Convertible preferred stock series A, ($.01 par value,
      $2.50 liquidation value) 1,400,000 authorized; outstanding:
      1999 - 472,937 shares; 1998 - 632,937 shares                                 1,151,717               1,551,717
     Convertible preferred stock series B, ($.01 par value,
      $2.75 liquidation value) 730,000 authorized; outstanding:
      1999 - 637,273 shares; 1998 - 637,273 shares                                 1,545,313               1,545,313
     Convertible preferred stock series C, ($.01 par value,
      $2.75 liquidation value) authorized and outstanding:
      1999 - 410,906 shares; 1998 - 410,906 shares                                 1,002,832               1,002,832
     Convertible preferred stock series D, ($.01 par value,
      $2.875 liquidation value) authorized and outstanding:
      1999 - 471,500 shares; 1998 - 471,500 shares                                 1,205,808               1,205,808
     Common stock, ($.01 par value) 12,461,821 authorized; outstanding:
      1999 - 7,638,167 shares; 1998 - 7,465,875 shares                                76,382                  74,659
     Additional paid-in capital                                                   16,667,425              16,420,828
     Retained deficit                                                            (18,558,955)            (18,951,713)
---------------------------------------------------------------------------------------------------------------------
                                                                                   3,090,521               2,849,444
---------------------------------------------------------------------------------------------------------------------
     Total liabilities and shareholders' equity                                  $ 4,366,573             $ 4,097,391
=====================================================================================================================

Note: The balance sheet at December 31, 1998 is derived from the audited financial statements at that date.

                           EVEREST MEDICAL CORPORATION
                       STATEMENT OF OPERATIONS (Unaudited)

                                                        3 Months Ended June 30                  6 Months Ended June 30
                                                      1999                1998                1999                1998
---------------------------------------------------------------------------------------------------------------------------
Net sales                                          $ 3,049,340         $ 2,638,577         $ 6,089,512         $ 4,789,864
Cost of goods sold                                   1,602,871           1,257,547           3,224,190           2,397,523
---------------------------------------------------------------------------------------------------------------------------
Gross margin                                         1,446,469           1,381,030           2,865,322           2,392,341


Cost and expenses:
      Sales and marketing                              724,460             743,150           1,459,365           1,327,183
      Research and development                         206,636             196,370             476,021             350,271
      General and administrative                       249,378             236,224             513,631             472,774
---------------------------------------------------------------------------------------------------------------------------
Total operating expenses                             1,180,474           1,175,744           2,449,017           2,150,228

Interest and other income                               (1,787)             (2,017)             (3,977)             (4,102)
Interest expense                                         6,362              15,545              19,875              39,621
---------------------------------------------------------------------------------------------------------------------------
Net income before income taxes                         261,420             191,758             400,407             206,594

Provision for income taxes                               4,650                   -               7,650                   -

Net income                                             256,770             191,758             392,757             206,594

Less preferred stock dividends                          85,891              85,891             171,782             171,783
---------------------------------------------------------------------------------------------------------------------------
Net income applicable to common stock                $ 170,879           $ 105,867           $ 220,975            $ 34,811
===========================================================================================================================

Net income per common share                             $ 0.02              $ 0.01              $ 0.03              $ 0.00
===========================================================================================================================

      Weighted average number of shares
      outstanding during the period                  7,628,167           7,457,274           7,562,125           7,279,731
===========================================================================================================================

                                               EVEREST MEDICAL CORPORATION
                                           STATEMENT OF CASH FLOWS (Unaudited)

                                                                  Six Months Ended June 30
                                                                1999                   1998
--------------------------------------------------------------------------------------------------
OPERATING ACTIVITIES

Net income                                                    $ 392,756               $ 206,594
Adjustments to reconcile net income to net cash
   provided by operating activities
      Depreciation and amortization                              78,448                  90,922
      Provision for losses on accounts receivable                15,000                   6,000
      Provision for inventory obsolescence                       19,656                  12,738
      Changes in operating assets and liabilities
         Accounts receivable                                   (101,492)               (178,821)
         Inventories                                           (188,318)               (383,616)
         Prepaid expenses                                       (30,316)                 (8,878)
         Customer advances                                       33,936                       -
         Accounts payable and accrued expenses                  (30,295)                296,254
----------------------------------------------------------------------------------------------
Net cash provided by in operating activities                    189,375                  41,193

INVESTING ACTIVITIES

Purchase of equipment                                           (68,440)               (117,061)

--------------------------------------------------------------------------------------------------
Net cash used in investing activities                           (68,440)               (117,061)

FINANCING ACTIVITIES
Dividends paid                                                 (171,783)               (171,783)
Proceeds from debt                                               25,000                       -
Principal payments on debt and capital leases                      (536)               (400,000)
Net proceeds from sale of common stock                           20,103                 711,652

--------------------------------------------------------------------------------------------------
Net cash provided by (used in) financing activities            (127,216)                139,869
--------------------------------------------------------------------------------------------------

Increase (decrease) in cash and cash equivalents                 (6,281)                 64,001
Cash and cash equivalents at beginning of period                217,489                  80,362
--------------------------------------------------------------------------------------------------
Cash and cash equivalents at end of period                    $ 211,208               $ 144,363
==================================================================================================


                           EVEREST MEDICAL CORPORATION

               NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

                                  June 30, 1999


Note A - Business Activity

Everest Medical Corporation is engaged in the development, manufacturing and marketing of bipolar electrosurgical devices for the medical specialties of gynecology, gastroenterology, cardiovascular and general surgery.

Note B - Basis of Presentation

The accompanying unaudited, condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for six months ended June 30, 1999 are not necessarily indicative of the results that may be expected for the year ended December 31, 1999. For further information, refer to the financial statements and footnotes thereto included in the Company's annual report on Form 10-KSB for the year ended December 31, 1998.

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

                                 Part I - Item 2


                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                              OR PLAN OF OPERATION


RESULTS OF OPERATIONS

Net Revenues. Net revenues in the second quarter of 1999 were $3,049,342, an increase of $410,765, or 16%, from the second quarter of 1998. This revenue increase arose from increases in the Company's Growth Businesses, consisting of cardiovascular and Everest laparoscopy, the product sales of which grew 24% in the second quarter. These revenue increases were offset by 9% decline in the Mature Businesses, comprised of OEM laparoscopy, gastrointestinal and other products, compared to the same period in last year.

Net revenues for the six months ended June 30, 1999 were $6,089,518, an increase of $1,299,654, or 27%, from the same period of 1998. The revenues for the period reflect a 37% increase in revenues from the Growth Businesses and no change in revenues from the Company's Mature Businesses.

The Company realized an increase of 24% in its Everest laparoscopy product sales during the first six months of 1999 compared to the same period last year. This growth reflected the ongoing record pace of the BiCOAG(R) Bipolar Cutting Forceps, which is now the Company's largest product line. The balance of the product line, except the EVERSHEARS(R) II Bipolar Metal-on Metal Scissors and the recently introduced EVERSHEARS LP Bipolar Scissors, also grew at strong levels compared to the second quarter of 1998. Sales of the EVERSHEARS Bipolar Scissors grew 5% for the first six months of 1999. The Company expects revenues from the Everest laparoscopy product line to continue to grow as a result of improved sales management from the recently completed reorganization of the sales management team and the growing acceptance of the Company's bipolar product offering.

Shipments to Guidant Corporation of select Everest Medical propriety bipolar instruments for use in their VasoView(TM) Balloon Dissection System for minimally invasive saphenous vein harvesting procedures, exceeded $1,000,000 for the first six months of 1999. Revenues from this product line in the same period of 1998 were approximately $500,000. Revenues from Guidant have been level for the past two quarters as a result of a patent infringement proceeding surrounding a specific feature of the Guidant endoscopic vessel harvesting system balloon dissection. Guidant has introduced a new version of this system, the VasoView UNIPORT PLUS System, which does not incorporate the controversial feature during the second quarter. While initial market response to this new system has been positive, it is impossible to determine the success of Guidant with respect to the new version of the their system. However, the Company does not expect shipments to Guidant to increase from current levels for the balance of 1999.

The Company's sales within its Mature Businesses were flat for the first six months of 1999 as compared to the same period of 1998. The makeup of the Mature Business reflected a 20% decline in shipments of a private label version of the Company's classic tip forceps to Ethicon Endo-Surgery, a division of Johnson & Johnson, and Origin Medsystems. Offsetting this decline was a 20% increase of the Company's gastrointestinal products pursuant to the Company's supply agreements to C.R. Bard and the Company's Japanese distributor compared to the same period of 1998. The Company expects revenues from the Mature Businesses to decrease throughout 1999 due primarily to decreased shipments to C.R. Bard as its demand returns to its historic levels, following a strong 1998 in which shipments increased due to a short-term market opportunity.

Gross Margin. Gross margin in the second quarter of 1999 was 46.7% of sales compared to 52.3% of sales for the second quarter of 1998. The decrease in gross margin reflected the impact of both the Company's higher than anticipated gastrointestinal sales to Japan and the growing impact of the cardiovascular sales to Guidant, which carry a lower gross margin.

The gross margin for the first six months of 1999 was 47.0%, as compared with 49.9% for the same period of 1998. The decrease in gross margin reflects primarily the changing sales mix to include a larger portion of revenue for the cardiovascular product offering to Guidant.

Sales and Marketing Expense. Sales and marketing expenses for the second quarter of 1999 were $829,298, an increase of $86,148, or 12%, from the same period in 1998. The increase was a result of transition to a new sales management organization completed in the second quarter and increases in sales incentives and commissions to create sales momentum. For the first six months, sales and marketing expenses were $1,459,365, an increase of $132,182, or 10%, from the same period of 1998 for the same reasons identified earlier.

Research and Development Expense. Research and development expenses for the second quarter of 1999 were $206,636, an increase of $10,266, or 5%, from the same period in 1998. For the first six months, research and development expenses were $476,021, an increase of $125,750, or 36%, from the same period of 1998. The significant increase in expenses was due primarily to staff increases, on-going intellectual property initiatives and new technology initiatives for the laparoscopy market, as well as new markets.

General and Administrative Expense. General and administrative expenses for the second quarter of 1999 were $249,378, an increase of $13,154, or 6%, from the same period of 1998. For the first six months, research and development expenses were $513,631, an increase of $40,857, or 9%, from the same period of 1998.

Net Income. Net income for the second quarter was $256,770, compared to a net income of $191,758 for the same quarter in 1998. The increase in the second quarter income as compared to the prior year was primarily due to the revenue increase and the slight increase in operating expenses. Net income for the first six months of 1999 was $392,757, compared to $206,594 for the same period of 1998. The increase was primarily due to the revenue increase coupled with expense control, increasing net income by 90%.


Income Tax Expense. The Company has approximately $18 million of tax loss carryforwards available to offset future taxable income. The Company can only utilize these tax attributes to the extent of 90% of pre-tax income since the alternative minimum tax system will result in tax liabilities at this point. The Company recognized $4,650 of income tax expense for the second quarter of 1999 and has recognized $7,650 for the first six months of 1999.


LIQUIDITY and CAPITAL RESOURCES

Cash and short-term investments were $211,208 on June 30, 1999 compared to $217,489 on December 31, 1998. The Company generated $189,375 of cash from its operating activities in the first six months of 1999 compared to providing $41,193 for the same period of 1998. Operating activities in the first six months included a significant increase in net income as compared to the prior year. Offsetting this increase was the growth in inventory and accounts receivable, natural results of the sales growth.

The Company spent $68,440 on capital equipment in the first six months and expects this level of investment to continue for the balance of 1999.The Company also paid its $171,783 dividend obligation on preferred stock.

The Company entered into a credit facility with Norwest Bank of Minneapolis, in February, consisting of a $1,000,000 revolving line of credit. The Company intends to use this credit facility to meet and manage its working capital needs for 1999. As of June 30, 1999 the amount available under the credit facility was $850,000.

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

         The Company believes that given its reliance on outside software vendors and its relatively non-sophiscated information systems, it will achieve substantial compliance with respect to Year 2000 issues before the end of 1999. Although the Company is still in the process of assessment, it currently believes the costs to meet this objective will not be material. The Company has not yet created a contingency plan should the Year 2000 issues prove to present significant unanticipated problems or if the Company is not ready in time. As the Company's assessment process continues, it intends to revisit the risks of non-compliance and how to respond.


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

o The expectation of an unfavorable impact to revenues from the Company's product supply agreement with Guidant Corporation relates to the hurdles presented by the recent court rulings. While Guidant has introduce an alternate design that do not utilize the contested patented feature, there are no assurances that Guidant will be successful in gaining market share in this emerging minimally invasive saphenous vein harvesting market with its new design.

o The expectation that shipments of bipolar forceps and gastrointestinal products as part of its Mature Businesses will decrease in 1999 depends primarily on the extent of the maturing of this product line for the Company's OEM customers

o The accuracy of the Company's belief that its current capital resources will be sufficient to fund current and anticipated business operations throughout 1999 depends, in part, on meeting anticipated revenue goals, operating efficiencies and effective expense management, in addition to general and competitive conditions.

o The impact of Year 2000 issues on the Company's business depends on the accuracy, reliability and effectiveness of the Company's and its suppliers' and customers' assessment and remediation of Year 2000 issues.

                           PART II - OTHER INFORMATION


          Item 4 - Submission of Matters to a Vote of Security Holders

The Company held its Annual Meeting on Tuesday, April 27, 1999. Proxies for the Annual Meeting were solicited pursuant to Regulation 14 under the Securities and Exchange Act of 1934. There was no solicitation in opposition to management's nominees as listed in the Company's proxy statement, and all nominees were elected.

The following persons were elected to serve as directors of the Company, by votes indicated, until the next annual meeting of shareholders:

                                    Number of                 Number of
Nominee                             Votes For               Votes Withheld
-----------------                   ---------               --------------
John L. Shannon, Jr.                7,687,681                100,664
David D. Koentopf                   7,695,748                 92,597
Donald R. Brattain                  7,694,448                 93,897
Richard J. Migliori, M.D.           7,695,848                 92,497


By a vote of 7,482,124 shares in favor, with 159,054 shares opposed, 60,158 shares abstaining and 87,009 shares deemed to be broker non-votes, the shareholders approved the adoption of the 1999 Employee Stock Purchase Plan, reserving 150,000 shares for this plan.

By a vote of 7,758,620 shares in favor, with 19,175 shares opposed and 10,550 shares abstaining, the shareholders also ratified the appointment of Ernst & Young LLP as independent auditors for the fiscal year ending December 31, 1999.



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

                            EVEREST MEDICAL CORPORATION


August 12, 1999             By: /s/ John L. Shannon, Jr.
                               John L. Shannon, Jr.,
                               President and Chief Executive Officer


August 12, 1999             By: /s/ Thomas F. Murphy
                                Thomas F. Murphy
                                Vice President of Finance and Administration
                                and Assistant Secretary