Form 10QSB
period 1999-09-30
EVEREST MEDICAL CORPORATION
filed 1999-11-10
CIK 869426

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                              Washington, DC 20549

                                   FORM 10-QSB
                                QUARTERLY REPORT

                     PURSUANT TO SECTION 13 OR 15 (D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934


For Quarter Ended:         September 30, 1999

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

                                    YES X NO __

As of October 26, 1999, 7,651,174 shares of Common Stock of the Registrant were outstanding.

Transitional Small Business Disclosure Format (check one): YES___  NO  X

                           EVEREST MEDICAL CORPORATION
                                 BALANCE SHEETS

                                                                         September 30, 1999  December 31, 1998
                                                                             (Unaudited)            (Note)
                                                                             ------------       ------------
ASSETS
Current assets
     Cash and cash equivalents                                               $    238,555       $    217,489
     Accounts receivable, net                                                   1,796,896          1,745,512
     Inventories                                                                1,977,361          1,751,946
     Prepaid insurance and deposits                                               103,772             76,689
                                                                             ------------       ------------
Total current assets                                                            4,116,584          3,791,636

Equipment
     Office and display equipment                                                 481,659            414,315
     Research and development equipment                                           188,224            188,224
     Production equipment                                                       1,406,248          1,335,164
                                                                             ------------       ------------
                                                                                2,076,131          1,937,703
     Less allowance for depreciation                                           (1,752,218)        (1,632,198)
                                                                             ------------       ------------
                                                                                  323,914            305,505
Patents, net of amortization                                                         --                  250
                                                                             ------------       ------------

Total assets                                                                 $  4,440,498       $  4,097,391
                                                                             ============       ============

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities
     Customer advances                                                       $     68,580       $     36,788
     Accounts payable                                                             347,221            582,110
     Accrued compensation and related taxes                                       455,695            314,174
     Other accrued liabilities                                                    206,733            189,875
     Bank borrowings, short-term                                                     --              125,000
     Capital lease obligations, current portion                                      --                 --
                                                                             ------------       ------------
Total current liabilities                                                       1,078,229          1,247,947

     Long-term debt and other liabilities                                            --                 --

Shareholders' equity
     Convertible preferred stock series A, ($.01 par value,
      $2.50 liquidation value) 1,400,000 authorized; outstanding:
      1999 - 472,937 shares; 1998 - 632,937 shares                              1,151,717          1,551,717
     Convertible preferred stock series B, ($.01 par value,
      $2.75 liquidation value) 730,000 authorized; outstanding:
      1999 - 637,273 shares; 1998 - 637,273 shares                              1,545,313          1,545,313
     Convertible preferred stock series C, ($.01 par value,
      $2.75 liquidation value) authorized and outstanding:
      1999 - 410,906 shares; 1998 - 410,906 shares                              1,002,832          1,002,832
     Convertible preferred stock series D, ($.01 par value,
      $2.875 liquidation value) authorized and outstanding:
      1999 - 471,500 shares; 1998 - 471,500 shares                              1,205,808          1,205,808
     Common stock, ($.01 par value) 12,461,821 authorized; outstanding:
      1999 - 7,638,167 shares; 1998 - 7,465,875 shares                             76,512             74,659
     Additional paid-in capital                                                16,597,808         16,420,828
     Retained deficit                                                         (18,217,721)       (18,951,713)
                                                                             ------------       ------------
                                                                                3,362,269          2,849,444
                                                                             ------------       ------------
     Total liabilities and shareholders' equity                              $  4,440,498       $  4,097,391
                                                                             ============       ============

Note: The balance sheet at December 31, 1998 is derived from the audited financial statements at that date.

                          EVEREST MEDICAL CORPORATION
                      STATEMENT OF OPERATIONS (Unaudited)

                                               3 Months Ended September 30        9 Months Ended September 30
                                                 1999             1998              1999                1998
                                             -----------       -----------       -----------       -----------

Net sales                                    $ 3,050,333       $ 2,806,592       $ 9,141,845       $ 7,596,456
Cost of goods sold                             1,497,249         1,469,008         4,721,439         3,866,531
                                             -----------       -----------       -----------       -----------
Gross margin                                   1,553,084         1,337,584         4,420,406         3,729,925


Cost and expenses:
      Sales and marketing                        699,859           692,288         2,159,223         2,019,472
      Research and development                   207,724           220,128           683,745           570,399
      General and administrative                 299,191           232,701           812,823           705,474
                                             -----------       -----------       -----------       -----------
Total operating expenses                       1,206,774         1,145,117         3,655,791         3,295,345

Interest and other income                         (2,825)           (1,873)           (6,802)           (5,975)
Interest expense                                     551            21,136            20,427            60,757
                                             -----------       -----------       -----------       -----------
Net income before income taxes                   348,584           173,204           750,990           379,798

Provision for income taxes                         7,350              --              15,000              --

Net income                                       341,234           173,204           735,990           379,798

Less preferred stock dividends                    85,891            85,891           257,675           257,675
                                             -----------       -----------       -----------       -----------
Net income applicable to common stock        $   255,343       $    87,313       $   478,315       $   122,123
                                             ===========       ===========       ===========       ===========

Net income per common share                  $      0.03       $      0.01       $      0.06       $      0.02
                                             ===========       ===========       ===========       ===========

      Weighted average number of shares
      outstanding during the period            7,562,125         7,461,575         7,588,840         7,334,714
                                             ===========       ===========       ===========       ===========

                           EVEREST MEDICAL CORPORATION
                       STATEMENT OF CASH FLOWS (Unaudited)

                                                      Nine Months Ended September 30
                                                           1999            1998
                                                         ---------       ---------
OPERATING ACTIVITIES

Net income                                               $ 733,990       $ 379,794
Adjustments to reconcile net income to net cash
   provided by operating activities
      Depreciation and amortization                        120,269         131,003
      Provision for losses on accounts receivable           22,500           9,000
      Provision for inventory obsolescence                  27,558          21,782
      Changes in operating assets and liabilities
           Accounts receivable                             (73,883)       (465,749)
           Inventories                                    (252,974)       (582,072)
           Prepaid expenses                                (27,083)         14,196
           Customer advances                                31,792            --
           Accounts payable and accrued expenses           (75,973)        303,597
                                                         ---------       ---------
Net cash provided by in operating activities               506,196        (188,449)

INVESTING ACTIVITIES

Purchase of equipment                                     (138,428)       (166,480)

                                                         ---------       ---------
Net cash used in investing activities                     (138,428)       (166,480)

FINANCING ACTIVITIES
Dividends paid                                            (257,674)       (257,674)
Proceeds from debt                                            --           515,000
Principal payments on debt and capital leases             (125,536)       (601,444)
Net proceeds from sale of common stock                      36,508         726,308

                                                         ---------       ---------
Net cash provided by (used in) financing activities       (346,702)        382,190
                                                         ---------       ---------

Increase (decrease) in cash and cash equivalents            21,066          27,261
Cash and cash equivalents at beginning of period           217,489          80,362
                                                         ---------       ---------
Cash and cash equivalents at end of period               $ 238,555       $ 107,623
                                                         =========       =========




                           EVEREST MEDICAL CORPORATION

               NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

                               September 30, 1999


Note A - Business Activity

Everest Medical Corporation is engaged in the development, manufacturing and marketing of innovative RF surgical devices for the medical specialties of gynecology, gastroenterology, cardiovascular and general surgery.

Note B - Basis of Presentation

The accompanying unaudited, condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for nine months ended September 30, 1999 are not necessarily indicative of the results that may be expected for the year ended December 31, 1999. For further information, refer to the financial statements and footnotes thereto included in the Company's annual report on Form 10-KSB for the year ended December 31, 1998.

Note C - Net Income Per Share

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

                                 Part I - Item 2


                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                              OR PLAN OF OPERATION


RESULTS OF OPERATIONS

Net Revenues. Net revenues in the third quarter of 1999 were $3,050,333, an increase of $243,741, or 9%, from the third quarter of 1998. This revenue improvement is due to gains in the Company's Growth Businesses, consisting of cardiovascular and Everest laparoscopy, which grew 22% in the third quarter. These revenue increases were offset by 26% decline in the Mature Businesses, comprised of OEM laparoscopy, gastrointestinal and other products, compared to the same period in last year.

Net revenues for the nine months ended September 30, 1999 were $9,141,845, an increase of $1,545,389, or 20%, from the same period of 1998. The revenues for the period reflect a 31% increase in revenues from the Growth Businesses and a 10% decline in revenues from the Company's Mature Businesses as compared to the same period in 1998.

The Company realized an increase of 25% in its Everest laparoscopy product sales during the first nine months of 1999 compared to the same period last year. This growth reflected the ongoing record pace of the BiCOAG(R) Bipolar Cutting Forceps, the Company's largest product line. The balance of the product line also grew at strong levels compared to the same period of 1998. Sales of the EVERSHEARS Bipolar Scissors grew 5% for the first nine months of 1999. The Company expects revenues from the Everest laparoscopy product line to continue to grow as a result of improvements made within the Company's sales management function and the growing acceptance of the Company's bipolar product offering.

Shipments to Guidant Corporation of select Everest Medical propriety bipolar instruments for use in their VasoView(TM) Endoscopic Saphenous Vessel Harvesting System exceeded $1,400,000 for the first nine months of 1999. While this revenue growth of 60% is strong on year to year comparison, revenues from the third quarter of 1999 were off 7% from the third quarter of 1998. This decline resulted from a patent action, brought by a Guidant competitor surrounding a specific feature of an earlier version of the Guidant system. Revenues from Guidant have been level for the past three quarters as a result of this patent action. During the second quarter, Guidant has introduced a new version of this system, the VasoView UNIPORT PLUS System, which does not incorporate the controversial feature. While initial market response to this new system has been positive, it is too early to determine the success of Guidant with respect to the new version. However, the Company does not expect shipments to Guidant to increase in the fourth quarter of 1999.

In addition, the Company commenced limited shipments in the third quarter of a version of the Company's 3mm bipolar forceps to Endius Inc., a privately held emerging surgical spine company. Endius has decided to include the product in a surgical procedure kit for new discectomy procedure it is pioneering. The Company does not expect shipments to Endius to be material to the Company's revenues in the near term.

The Company's sales within its Mature Businesses declined 10% during the first nine months of 1999 as compared to the same period of 1998. Revenues of the Mature Businesses in the period reflected a 34% decline in shipments of the Company's gastrointestinal probe to C.R. Bard. Bard purchases of the Company's product were significant in 1998, as they responded to a short-term market opportunity. Revenues of a private label version of the Company's classic tip forceps to Ethicon Endo-Surgery, a division of Johnson & Johnson, and Origin Medsystems were flat as compared to the same period of 1998. The Company expects revenues from the Mature Businesses to continue to decrease during the fourth quarter of 1999 due primarily to decreased shipments to C.R. Bard as its demand returns to its historic levels.

Gross Margin. Gross margin in the third quarter of 1999 was 50.9% of sales compared to 47.7% of sales for the third quarter of 1998. The increase in gross margin reflected a favorable sales mix whereby revenues from the Everest laparoscopy products accounted for 68% of the Company's revenues. Gross margins from these products carry a stronger margin than the revenues of the other components of the Company's business. Additionally, for two months the Company reduced its production output by 10% to maintain reasonable inventory levels. The Company resumed full production capacity in September.

The gross margin for the first nine months of 1999 was 48.4%, as compared with 49.1% for the same period of 1998. The decrease in gross margin reflects primarily the changing sales mix to include a larger portion of revenue for the cardiovascular product offering to Guidant.

Sales and Marketing Expense. Sales and marketing expenses for the third quarter of 1999 were $699,859, an increase of $7,571, or 1%, from the same period in 1998. The increase was a result of transition to a new sales management organization completed in the third quarter and increases in sales incentives and commissions. For the first nine months, sales and marketing expenses were $2,159,223, an increase of $139,751, or 7%, from the same period of 1998 for the same reasons identified for the third quarter.

Research and Development Expense. Research and development expenses for the third quarter of 1999 were $207,724, a decrease of $12,404, or 6%, from the same period in 1998. The decrease was due primarily to lower expenses related to ISO 9001 Certification as compared to the same quarter of 1999. For the first nine months, research and development expenses were $683,745, an increase of $113,346, or 20%, from the same period of 1998. The significant increase in expenses during the nine month period was due primarily to staff increases, on-going intellectual property initiatives and new technology initiatives for the laparoscopy market, and certain new markets.

General and Administrative Expense. General and administrative expenses for the third quarter of 1999 were $299,191, an increase of $66,490, or 29%, from the same period of 1998. For the first nine months, general and administrative expenses were $812,823, an increase of $107,349, or 15%, from the same period of 1998. This expense increase during both the three and nine month periods was a result of a sales tax audit by the state of California whereby the Company was assessed tax and interest for unpaid sales tax dating back to 1991. The Company has commenced collection activities to recoup these taxes from its customers in the fourth quarter.

Net Income. Net income for the third quarter was $341,234, compared to a net income of $173,204 for the same quarter in 1998. The increase in the third quarter income as compared to the prior year was primarily due to the revenue increase and the increase in gross margin. Net income for the first nine months of 1999 was $735,990, compared to $379,798 for the same period of 1998. The increase was primarily due to the revenue increase coupled with expense control, increasing net income by 94%.

Income Tax Expense. The Company has approximately $18 million of tax loss carryforwards available to offset future taxable income. The Company can only utilize these tax attributes to the extent of 90% of pre-tax income since the alternative minimum tax system will result in tax liabilities at this point. The Company recognized $7,350 of income tax expense for the third quarter of 1999 and has recognized $15,000 for the first nine months of 1999.


LIQUIDITY and CAPITAL RESOURCES

Cash and short-term investments were $238,555 on September 30, 1999 compared to $217,489 on December 31, 1998. The Company generated $506,196 of cash from its operating activities in the first nine months of 1999 compared to using $188,449 for the same period of 1998. Operating activities in the first nine months included a significant increase in net income as compared to the prior year. Offsetting this increase was the growth in inventory and accounts receivable, due to the sales growth.

The Company spent $138,428 on capital equipment in the first nine months and expects this level of investment to continue for the balance of 1999. The Company also paid its $257,674 dividend obligation on preferred stock.

In February 1999, the Company entered into a credit facility with Norwest Bank of Minneapolis, consisting of a $1,000,000 revolving line of credit. The Company intends to use this credit facility when necessary to meet and manage its working capital needs for 1999. As of September 30, 1999 the full amount was available under the credit facility.

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


Year 2000
         The Company has continued its detailed assessment, remediation and testing of the Year 2000 issues related to the Company's enterprise business applications. Although continuing to seek written assurances, the Company has preliminarily concluded that it is materially compliant with its accounting, resource planning and network systems based on input from the third party software vendors.

         The Company intends to fully test these systems over the next six weeks with the goal that these applications will be capable of handling transactions with Year 2000 dates, but only minimal testing has been done to date.

         The Company has also had a team working to further assess its Year 2000 compliance issues with other functions including computer hardware, telephone systems, and other manufacturing equipment. The Company believes that these systems are compliant with the Year 2000.

         The Company believes that given its reliance on outside software vendors and its relatively non-sophiscated information systems, it has achieved substantial compliance with respect to Year 2000 issues. Although the Company is still in the process of remediation and testing, it currently believes the costs to meet this objective will not be material. The Company has not yet created a contingency plan should the Year 2000 issues prove to present significant unanticipated problems or if the Company is not ready in time.


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

o The expectation that revenues from the Everest laparoscopy product line will continue to grow depends on market acceptance and demand, effectiveness of sales and marketing personnel, as well as other general market conditions and competitive conditions within this market, including the introduction of products by competitors.

o The expectation of an unfavorable impact to revenues from the Company's product supply agreement with Guidant Corporation relates to the hurdles presented by the pending patent action. While Guidant has introduced an alternate design that does not utilize the contested patented feature, there are no assurances that Guidant will be successful in gaining market share in this emerging minimally invasive saphenous vein harvesting market with its new design.
o The expectation that shipments of bipolar forceps and gastrointestinal products as part of its Mature Businesses will continue to decrease in 1999 depends primarily on the extent of the maturing of this product line for the Company's OEM customers.
o The accuracy of the Company's belief that its current capital resources will be sufficient to fund current and anticipated business operations for at least the next 12 months depends, in part, on meeting anticipated revenue goals, operating efficiencies and effective expense management, in addition to general and competitive conditions.
o The impact of Year 2000 issues on the Company's business depends on the accuracy, reliability and effectiveness of the Company's and its suppliers' and customers' assessment and remediation of Year 2000 issues.

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

                                 EVEREST MEDICAL CORPORATION


November 11, 1999                By: /s/ John L. Shannon, Jr.
                                   John L. Shannon, Jr.,
                                   President and Chief Executive Officer


November 11, 1999                By: /s/ Thomas F. Murphy
                                    Thomas F. Murphy
                                    Vice President of Finance and Administration
                                     and Assistant Secretary