Form 10KSB40
period 1999-12-31
EVEREST MEDICAL CORPORATION
filed 2000-02-23
CIK 869426

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   FORM 10-KSB

                  Annual Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

For the fiscal year ended:                               Commission file number:
    December 31, 1999                                             0-18900


                           EVEREST MEDICAL CORPORATION
                 (Name of small business issuer in its charter)

        Minnesota                                          41-1454928
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

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of Issuer's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ X ]

The Issuer's revenues for fiscal year 1999 were $12,608,863.

As of February 18, 2000, there were 7,669,127 shares of Common Stock of the Issuer outstanding.

The aggregate market value of the Common Stock of the Issuer (based upon the closing sale price of the Common Stock on February 18, 2000, as reported by NASDAQ), excluding shares owned beneficially by executive officers and directors, was approximately $29,986,287.

Part III of this Annual Report on Form 10-KSB incorporates by reference information (to the extent specific sections are referred to herein) from the Issuer's Proxy Statement to be filed by April 29, 2000 (the "2000 Proxy Statement").

Transitional Small Business Disclosure Format (check one)  Yes         No  X

                                     PART I

ITEM 1   DESCRIPTION OF BUSINESS

General Development of Business

         Everest Medical Corporation (the "Company" or "Everest") is engaged primarily in the development, manufacturing and marketing of innovative RF surgical solutions for use in minimally invasive surgical procedures. Today, the Company serves the medical specialties of gynecology, gastroenterology, cardiovascular and general surgery. Sales are worldwide with primary emphasis on an independent network of over 150 sales professionals. In addition, the Company supplies propriety RF instruments to leading medical device companies, including Guidant Corporation, Johnson & Johnson and C.R. Bard.

         The Company commenced commercial sales of laparoscopic surgical products in October 1991. The first product sold was the BiLAP(R) Bipolar Cutting/Coagulating Probes. The Company added the BiCOAG(R) Bipolar Forceps in September 1992, the EVERSHEARS(R) Straight Bipolar Scissors in November 1992 and the EVERSHEARS Curved Bipolar Scissors in September 1993. The Company introduced three additional products to the laparoscopic market in 1994, including the EVERSHEARS II Bipolar Metal-on-Metal Curved Scissors, the BiCOAG Bipolar Dissecting Forceps and the BiLAP Bipolar Needle Electrode. In 1995, the Company commenced sales of the innovative, patented, multi-functional BiCOAG Cutting Forceps, and in 1996 added additional versions, including a 5mm version of the BiCOAG Cutting Forceps. In December 1996, the Company introduced the BiCOAG Forceps in a 3mm version. This 3mm version of the bipolar forceps was introduced to market in March 1998 as MOLly (Minimally Operative Laparoscopy) with FDA clearance to expand the labeling to include the indication of female tubal sterilization via contraceptive bipolar coagulation of the fallopian tube. In late 1998, the Company commenced limited shipments of the EVERSHEARS LP Bipolar Forceps. In late 1999, the Company introduced the QUADRIPOLAR(TM) Cutting Forceps, which the Company believes represent the next generation of electrosurgery for precise laparoscopic surgery. The Company is targeting these existing and new products to the laparoscopic general surgery and gynecology markets.

         As minimally invasive surgical techniques have evolved to increasingly complex surgery in anatomically crowded areas of the human body, the need for safer instrumentation has become more evident. The Company believes that bipolar RF electrosurgery is gaining increasing scientific recognition and acceptance in the growing minimally invasive surgery ("MIS") markets which predominately utilize monopolar energy. Bipolar RF energy offers the surgeon more control, less tissue damage, effective hemostasis and performance, eliminating the dangers associated with monopolar energy. Additionally, the Company's product line offers the clinician multifunctional instruments that may lower cost and/or reduce operating time. The Company believes that bipolar RF technology will become the standard in electrosurgery in advanced MIS procedures and the Company will be a beneficiary of this trend.

         In late 1996, the Company identified the promising emerging minimally invasive cardiovascular market as its first major market diversification. In June 1997, the Company announced its first commercial venture in this market--a product supply agreement with Guidant Corporation. Guidant, a technology leader in minimally invasive surgery, bundles a version of the EVERSHEARS II Bipolar Metal-on-Metal Scissors and an innovative version of the bipolar cutting forceps, the BiSECTOR(TM) Bipolar Ligating Forceps, in its minimally invasive saphenous vein harvesting systems kits. These products were introduced to the market in the third quarter of 1997. In 1998, the Company developed and commenced shipments to Guidant of a 56cm flexible shaft version of these devices for exclusive use by Guidant with its VASOVIEW(TM) and UNIPORT(TM) Endoscopic Vessel Harvesting System.

         In 1999, the Company also identified the spinal surgical market as an opportunity for the Company's innovative RF surgical products and commenced limited shipments to Endius, Inc. These shipments were for a version of the Company's 3mm bipolar forceps that Enduis will use for a new discectomy procedure they have pioneered.

         Together, these businesses of cardiovascular Everest laparoscopy and spinal surgery comprise the Company's Growth Businesses. The balance of the Company's product offerings including the Company's gastrointestinal, OEM Forceps and accessories, as well as licensing income, comprise the Mature Businesses of the Company.

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

         The electrosurgical products currently under development or being marketed by Everest operate in a bipolar mode providing an improved margin of patient safety in minimally invasive surgical procedures. Many of these procedures are typically performed using monopolar electrosurgery which has inherent characteristics that may pose certain risks for patients. In electrosurgery, radio frequency (or RF energy) is used both to cut and coagulate tissue. With monopolar devices, the RF energy must pass from the surgical instrument through the patient's body to a separate return electrode attached to a large surface area, generally the buttocks or thigh. With monopolar electrosurgery, a greater potential exists for injury to body tissues as the electrical current passes through to the surface or return electrode (grounding pad) where skin burns may also occur. With bipolar devices, the RF energy is contained at the surgical site because both the active and return electrodes are located on the surgical instrument. In minimally invasive surgery, there is even greater potential for complications when using monopolar instruments due to the combined effects of the surgeon's limited field of vision, the proximity of other organs and the inherent tendency of the surgical instruments to conduct monopolar RF energy.

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

         In 1998, the Company was awarded ISO 9001 certification for its quality systems in design and manufacturing, and received authorization to place the CE Mark on its products for distribution to members of the European Community. The Company believes these milestones indicate recognition of Everest's superior product quality and safety standards.

         The Company was incorporated in Minnesota on April 19, 1983. The Company's address is 13755 First Avenue North, Minneapolis, Minnesota 55441, and its telephone number is (612) 473-6262.

Business

         Laparoscopic Surgical Products

         The Company believes laparoscopy is a rapidly growing market in the United States. Laparoscopic procedures, such as gall bladder removal, hysterectomies, Nissen Fundiplication and hernia repair can now be routinely performed through a trocar cannula. The cutting and coagulating instruments most often utilized are either electrosurgical or lasers. Each of these methods involves certain patient risks. With monopolar electrosurgical devices, a risk exists that the passage of electrical current through the body will result in unintended lateral tissue damage. Tissue damage can occur in laparoscopic procedures performed with monopolar instruments due to RF current from the monopolar instrument inducing current on one of the trocar cannulas or other surgical instruments. This tissue damage, which can include severe burning, may not be visible to the surgeon during surgery, but may result in post-operative complications such as bowel perforation. Lasers are sometimes difficult to control and have limited coagulation effect, particularly in the closed conditions of a laparoscopic procedure. They are also expensive to acquire and may be inconvenient for the clinician due to the problems of scheduling the limited number available in a hospital and the high level of expertise required. To the Company's knowledge, the EVERSHEARS Bipolar Scissors and the BiLAP Probe were the first bipolar electrosurgical devices commercially available for the purpose of providing cutting and coagulation in laparoscopic procedures. In the past three years, competitors have introduced additional products to the market that may address the need for cutting and coagulation during laparoscopic procedures.

         Current Laparoscopic Surgical Products

         EVERSHEARS Bipolar Scissors. The EVERSHEARS II Bipolar Scissors is used to cut and coagulate tissue during laparoscopic surgery, combining mechanical cutting with electrosurgical coagulation. The EVERSHEARS II Bipolar Scissors consists of a handle and a long tube with blades at the distal end. The EVERSHEARS II also contains a spindle which allows the physician to rotate the device. The patented EVERSHEARS II design consists of metal cutting blades and stainless steel support member which serves as the coagulation electrodes. The conductive metal cutting blade is isolated from the support member by a non-conductive adhesive. The EVERSHEARS II Bipolar Scissors is designed to utilize the bipolar coagulating output of most standard electrosurgical generators on the market. The EVERSHEARS II Bipolar Scissors is available in a dual action curved design that allows the physician better visualization of the surgical site.

         In the fourth quarter of 1998, the Company commenced limited shipments of the EVERSHEARS LP Bipolar Scissors. This next generation device features a new lower profile scissors blade designed to improve the precision of cutting and the surgical feel of the device. The Company continues to be the only company in the world to market an endoscopic bipolar scissors offering the clinician the benefits of precision mechanical cutting and simultaneous coagulation.

         The Company currently distributes the EVERSHEARS Bipolar Scissors to hospitals and physicians only through its network of independent marketing representatives. Sales of EVERSHEARS Bipolar Scissors approached $1,500,000 for 1999.

         BiCOAG Bipolar Cutting Forceps. The Company introduced this proprietary new product in September 1995 in a 10mm version. This innovative product incorporates a precision bipolar forceps for grasping and coagulation of tissue with a surgical cutting blade positioned between the forceps jaws to allow transection of coagulated tissue. The United States Patent Office issued the Company a patent on August 29, 1995 for this design.

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

         In the second quarter of 1996, the Company added a ratcheting feature to the device which enables the device to be used for retraction and increases surgeon ease and comfort. The Company also commenced shipments of the new 5mm version of the BiCOAG Cutting Forceps during the last half of 1996. The Company believes this device is the first commercially available 5mm cutting forceps. The 5mm version of the BiCOAG Cutting Forceps complements the 10mm device, offering surgeons the advantage of using smaller trocars, reducing incision size, cost and potential complications.

         The Company realized a significant portion of its growth in 1996 through 1999 from the revenues generated from this product line. Revenues grew from under $200,000 in 1995 to more than $5,000,000 in 1999.

         BiCOAG Bipolar Forceps. The BiCOAG Forceps is used to coagulate tissue and blood vessels during laparoscopic surgery. The BiCOAG Forceps consists of a handle and a long tube containing two electrodes and a spindle that allow the physician to rotate the device to more easily accomplish its function. The forceps is available in two models, a macro version which has large paddles attached to the end of the electrodes for coagulating large areas, and the micro version which has a small electrode surface for more precise coagulation. The BiCOAG Forceps is designed to operate on the bipolar coagulating output of most standard electrosurgical generators on the market.

         The Company reintroduced the BiCOAG Forceps to the Company's independent sales channel in September 1995 after an 18-month hiatus. Sales of the BiCOAG Forceps were previously restricted from the Company's independent sales channel due to a now-terminated exclusivity provision in the product supply agreement with Ethicon Endo-Surgery, a division of Johnson & Johnson. The sales impact of the reintroduction of the BiCOAG Forceps for 1995 was nominal, but since then the Company has continued to experience sales increases with revenues in 1999 exceeding $500,000.

         In addition to the Company's independent sales channel, Ethicon Endo-Surgery also markets and distributes the BiCOAG Forceps. Sales to these OEM customers represented 10% of the Company's revenue in 1998 and 8% in 1999. Origin MedSystems, a division of Guidant Corporation, notified the Company in the second quarter of 1999 that it was discontinuing its marketing of this product due to its new strategic direction. Subsequently, Guidant sold its laparoscopy business to United States Surgical Corporation.

         BiCOAG Dissecting Forceps. The BiCOAG Dissecting Forceps is similar to the bipolar forceps described above, but combines the ability to grasp and dissect tissue in the surgical procedure with the benefits of bipolar coagulation. This product provides the surgeon with a versatile and high-utility instrument, and is compatible with most electrosurgical generators. Sales of this product in 1999 approached $750,000.

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

         In March 1998, the Company received 510(k) clearance from the United States Food & Drug Administration to expand the labeling for its 3mm bipolar forceps to include the indication of female tubal sterilization via contraceptive bipolar coagulation of the fallopian tube. See "Regulation." An estimated 700,000 tubal sterilization procedures are performed annually in the United States. The Company believes this may represent a significant opportunity for this product. To date, the Company has not experienced a significant revenue contribution from this product. The Company intends to introduce a 5mm version of the MOLly in the second quarter of 2000. The Company believes the 5mm version will have greater market acceptance than the 3mm version.

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

         Laparoscopic Surgical Products Under Development. The Company has ongoing development projects to optimize the performance of its products, and the reduction of its manufacturing costs through the benefits of value engineering. In addition to these efforts the Company has the following products in development.

         Altimate(TM) Monopolar/Bipolar Scissors and Dissectors. These products are similar in mechanical design to the bipolar products discussed above, but electrically will be the only laparoscopic products commercially available that can provide both monoploar and bipolar energy with one device. The Company believes these products will be more versatile and provide a cost-effective alternative to other instruments used in laparoscopic surgery. The Company expects to begin limited shipments of these products in the third quarter of 2000.

         QUADRIPOLAR Cutting Forceps. Again the mechanical design of this product is similar to the Bipolar Cutting Forceps currently marketed by the Company but this product introduces a new propriety electrosurgical technology called QUADRIPOLARITY(TM). With Quadripolar technology, four electrosurgical paths are created which more effectively controls and contains thermal spread without compromising hemostatis. The QUADRIPOLAR Cutting Forceps allows five separate surgical functions - dissect, grasp, coagulate, transect and retract - which may significantly decrease operative time and reduce costs. Limited shipments of this product occurred in 1999 and the Company expects a full market release in the second quarter of 2000.

         Gastrointestinal (GI) Endoscopic Products

         Current GI Endoscopic Products

         BiSNARE Polypectomy Snare. Lower gastrointestinal polyp removal procedures are performed to reduce the risk of cancerous lesion formation. When performed with a monopolar snare, this procedure may have the undesirable side effects of colon wall perforation and delayed hemorrhage. The Company markets a device designed to make the removal of polyps easier and safer. The BiSNARE Polypectomy Snare consists of a bipolar wire loop on a long catheter which is inserted through an endoscope. The wire loop is placed over the polyp by the endoscopist, RF energy is activated, and, as the polyp is cut from the intestinal wall, the exposed blood vessels are coagulated. The Company believes that, compared to competing monopolar devices, the BiSNARE presents less potential for burns and intestinal perforations because it requires less power and the energy is localized to the lesion. In addition, it is easier to prepare the patient for the procedure than with competing devices because the BiSNARE does not require a grounding pad.

         The BiSNARE is currently offered in several models to address physician preferences. The Company is currently focusing on increasing its market share in laparoscopy, therefore, the BiSNARE is sold to hospitals and physicians in the United States through a limited network of independent marketing representatives and distributors. Revenues from this product have been inconsistent over the past three years primarily due to the Company's distribution in Japan of this product. This uneven revenue pattern resulted both from increased competitive products which eroded existing business and from delays in obtaining approval in Japan of new versions of the bipolar snare. Revenues in 1999 approached $300,000, up 32% from the prior year.

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

         The Company has entered into an agreement with Bard Interventional, a division of C.R. Bard, Inc., and provides a private label version of the coagulating probe for sale in the United States and Canada. Bard has no obligation to purchase a minimum number of units under this agreement. In 1999, the Company experienced a 32% decline in revenues from Bard as they worked off large inventory levels purchased in 1998.

         GI Endoscopic Products Under Development

         Biopsy Forceps. The Company has developed a bipolar instrument that it believes will enable the endoscopist to obtain a tissue sample for pathology and coagulate the site while maintaining the integrity of the sample. The market potential for the product is under evaluation.

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

         In the first quarter of 1998, the Company introduced its BiSECTOR Bipolar Ligating Forceps as a tool for minimally invasive sapheneous vein harvesting to be included in kits being introduced on the market. The product provides a one-step alternative to coagulate and transect vessels, compared to the single function, more costly, scissors and clip appliers. Guidant purchased over $1,400,000 of the Company's products in 1998. Guidant continues to be the market leader in this arena and introduced a second generation VASOVIEW(TM) UNIPORT(TM) Endoscopic Vessel Harvesting System in 1998. To support this next generation system, the Company developed and commenced shipments to Guidant of an innovative 56cm flexible shaft scissors and BiSECTOR ligating forceps for use with this sytem.

         Revenues from Guidant in 1999 approached $1,800,000. However these strong revenue increases were dampened by patent issues surrounding a specific feature of an earlier version of the Guidant system. Guidant introduced a new version of its system in the third quarter of 1999 and the Company expects the revenue growth of this product offering to accelerate in 2000.

         In addition, the Company will be exploring proprietary RF technology to improve the current internal mammary artery (IMA) harvesting technique in minimally invasive, beating heart, bypass graft procedures. With obvious vital structures such as the heart and aorta nearby, the Company believes the efficacy of these relatively new and still evolving heart procedures may be enhanced with innovative, value added RF surgical instruments.

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

         As seen in its successful entrance to the cardiovascular market, the Company believes it can be successful in leveraging its technological expertise and operational capabilities into new and emerging MIS markets including otolaryngology, orthopedics and urology as well as the expanding procedural opportunity in gynecology, general surgery and cardiovascular markets.

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

         Minimally Invasive Surgical Markets

         A number of major medical products suppliers, including United States Surgical Corporation (a subsidiary of Tyco Corporation), Ethicon, Inc. (a subsidiary of Johnson & Johnson, Inc.), CONMED Corporation, Karl Storz Endoscopy-America Inc. and Circon Corporation are currently selling devices for minimally invasive surgical procedures. For the most part, the electrosurgical products sold by these companies are monopolar devices. The Company also believes that a number of companies are developing bipolar devices for laparoscopic applications. Competitors are selling a bipolar coagulating forceps. The Company believes, however, that it is the only manufacturer currently marketing a full line of bipolar devices specifically designed for laparoscopy.

         Due to the expected rapid growth in the market for minimally invasive surgical products, the Company anticipates that additional competitors will enter the market. It also expects that there will be a consolidation of existing competitors, including acquisitions of small companies by large medical products companies. This trend will mean increased competition for the Company.

         Minimally Invasive Cardiovascular Markets

         The principal competitors of the Company's products offered through Guidant Corporation in the emerging minimally invasive cardiovascular market include Ethicon EndoSurgery (a subsidiary of Johnson & Johnson), Heartport and United States Surgical Corporation (a subsidiary of Tyco Corporation).

         Endoscopic Markets

         The principal competitors of the BiSNARE polypectomy device are Microvasive, Inc. (subsidiary of Boston Scientific Corp.), Wilson Cook Medical Inc., Bard Interventional (a division of C.R. Bard, Inc.) and Olympus Corporation. All of these companies market monopolar systems. BEI, Inc. makes a bipolar snare that is currently sold to customers at a significantly higher price than the BiSNARE.

         The principal competitors to the BiCOAG Probe are Microvasive, Circon Corporation and Olympus. All of these companies market bipolar devices, with the exception of Olympus, which offers a device using heat for coagulation.

         The Company believes that the principal competitive factors in the MIS market are product features, physician familiarity with the products and their functions, the ability of products to address cost containment issues, product quality, distribution strength and price. Competitors to each of the Company's products market both disposable and reusable products. All of the Company's current surgical instruments are intended for single use, a feature which the Company believes provides the benefits of less risk of infection to patients and reduced labor costs to hospitals.

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

         Over the past 5 years, the Company has focused on developing its independent sales channel whereby the Company works with independent sales organizations which have expertise in the Company's primary markets of general surgery and gynecologic laparoscopy. The Company, in many cases, retains direct billing to the hospital and pays a commission based on orders shipped. The Company has seen this distribution channel grow to represent 65% of its sales volume in 1999. The Company believes that continued management focus, ongoing product development and increased sales and marketing efforts will continue to grow this independent sales channel in 2000.

         The Company approaches the minimally invasive cardiovascular market with a strategic partnership with Guidant Corporation, who became a shareholder in the Company in 1998. Guidant is the strategic marketer and distributor of versions of the Company's bipolar products to be packaged with the VASOVIEW UNIPORT Endoscopic Vessel Harvesting System for less invasive saphenous vein harvesting.

         The Company continues to maintain its non-exclusive product supply agreement with Ethicon Endo-Surgery, a division of Johnson & Johnson, Inc., whereby Ethicon was granted a license to market the Company's laparoscopic forceps. See "Business--Laparoscopic Surgical Products."

         Everest currently markets its GI endoscopic products in the United States through a limited number of independent distributors. These distributors do not have written agreements with the Company and serve on a non-exclusive basis. The Company also services a growing number of accounts directly. The Company continues to provide Bard Interventional (a division of C.R. Bard, Inc.) with its gastrointestinal coagulating probe.

         The Company's sales and marketing department consists of the Vice President of Sales, Director of Marketing, five regional sales managers, one clinical support director and two sales and marketing support individuals.

         The Company intends to continue to utilize independent distributors for foreign sales. During 1998 and 1999, the Company concentrated its sales and marketing efforts primarily in the United States market and experienced an increase in sales internationally. The Company expects sales in 1999 to increase domestically, as well as internationally.

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

Research and Development

         The Company's research and development activities are conducted at its headquarters facility and at laboratory and clinical facilities at various universities and hospitals. The Company attempts to coordinate its research and development activities with those of its scientific advisors and other physician contacts. The Company's objective is to direct those coordinated efforts to use its base of technology and expertise to develop products which meet identified market needs. For the years ended December 31, 1999 and 1998, the Company's research and development expenditures were $915,000 and $859,000, respectively. The Company expects spending in the research and development area to increase as the Company attempts to expand its laparoscopic product offering and to capitalize on certain opportunities in the minimally invasive cardiovascular arena and other surgical specialties.

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

         In November 1997, the Company received official notice from the United States Patent and Trademark Office ("PTO") that it intended to issue a reexamination certificate for the Company's bipolar cutting forceps patent. The Company had requested this reexamination in an effort to ensure the long-term viability of the bipolar cutting forceps patent. A reexamination certificate states that the essential claims of the bipolar cutting forceps patent have been upheld by the PTO. The bipolar cutting forceps design incorporates a precision bipolar forceps for grasping and coagulation of tissue with a passive, reciprocally-moveable surgical cutting blade positioned between the forceps jaws to allow transection of the coagulated tissue. The Company was issued a U.S. patent for this device on August 29, 1995. A reexamination is a PTO action to review an issued patent in the context of newly discovered prior art. As a result of the successful outcome of the reexamination in favor of the Company, it executed a cross-licensing agreement with an undisclosed party in the fourth quarter of 1997. The Company received licensing revenue of $183,000 covering the two-plus years since the patent issued in August 1995. Licensing revenues in 1998 approached $85,000 and exceeded $95,000 in 1999. The Company does not believe future licensing revenues will be material to the Company.

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

         The Company has registered its trademark logo, Everest Medical, and the trademarks BiSNARE, BiTOME, BiCOAG, EVERSHEARS, MOLly, BiLAP and BiBx on the principal register in the PTO. In addition, the Company has filed trademark applications on some of its other products.

Employees

         As of February 18, 2000, the Company had 106 employees, of which 104 are full-time. The employees include 4 in research and development, 63 in production, 16 in manufacturing support, 6 in quality assurance, 10 in sales and marketing and 7 in general and administrative functions. The Company's employees are not represented by a union, and the Company considers its relationship with its employees to be good.


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

Executive Officers of the Company

         The Company's executive officers, along with their ages and positions as of February 18, 2000, are as follows:

   Name                    Age              Position
John L. Shannon, Jr.        46      President, Chief Executive Officer and
                                    Chairman of the Board
Michael E. Geraghty         52      Vice President, Sales and Marketing
Steven M. Blakemore         45      Vice President, Operations and Engineering
David J. Parins             48      Vice President, Technology
Thomas F. Murphy            40      Vice President, Finance and Administration
                                    and Assistant Secretary

         John L. Shannon, Jr. Mr. Shannon has served as Chairman of the Board since May 1997 and as President and Chief Executive Officer since August 1993. From May 1989 to June 1993, Mr. Shannon was President and Chief Executive Officer of EdenTec Corporation, a medical device manufacturer. From November 1985 to May 1989, Mr. Shannon was employed by Threshold Ventures, Inc., a venture capital firm, most recently as President. From September 1984 to November 1985, Mr. Shannon was Marketing Manager for SciMed Life Systems, Inc., a medical device manufacturer. From June 1979 to September 1984, Mr. Shannon was employed by The Toro Company, a lawn and garden manufacturer, in a variety of financial, planning and marketing positions, most recently as Marketing Manager. Mr. Shannon received an MBA degree with a concentration in Finance from the University of Minnesota in 1979.

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

         Thomas F. Murphy. Mr. Murphy has served as Vice President of Finance and Administration of the Company since January 1997, prior to which he served as Chief Financial Officer since joining the Company in July 1994. Mr. Murphy has also served as Assistant Secretary of the Company since February 1995. From December 1992 to July 1994, he was Vice President of Finance for DaVinci Medical, Inc., a manufacturer of laparoscopic surgical instruments. From October 1990 to May 1992, Mr. Murphy was employed by Tsumura International, a consumer goods manufacturer of home fragrance and bath products, as Vice President of Finance. From 1986 to October 1990, Mr. Murphy held various positions in sales operations, administration and finance for Minnetonka Corporation, a consumer goods manufacturer. Mr. Murphy received an MBA with a management concentration from the University of St. Thomas (MN).


                                     PART II

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

         The Company's Common Stock is traded in the over-the-counter market, as quoted on the National Association of Securities Dealers Automated Quotation System under the symbol EVMD. The following table sets forth, for the periods indicated, the high and low closing bid prices for the Common Stock as reported by NASDAQ. Such quotations represent interdealer prices, without retail markup, markdown or commission, and may not represent actual transactions.

         As of December 31, 1999, there were approximately 283 holders of record of the Company's Common Stock, with approximately 2600 beneficial holders, 3 holders of record of Series A Preferred Stock, 27 holders of record of Series B Preferred Stock, 14 holders of Series C Preferred Stock and 31 holders of record of Series D Preferred Stock.

         The Company has not declared or paid any cash dividends on its Common stock or its Series A Preferred Stock since inception. The Company has paid its Series B Preferred Stock holders its current dividend of $0.22 per share per annum (8% of the purchase price per share) plus its dividends in arrears commencing in September 1994. Cash dividend paid on this Series B Preferred Stock was $140,208 in 1999. The Company has paid its Series C Preferred Stock holders its current dividend of $0.165 per share per annum (6% of the purchase price per share) plus its dividends in arrears commencing August 1995. Cash Dividends paid on this Series C Preferred Stock was $67,800 in 1999. The Series D Preferred Stock is entitled to dividends of $0.2875 per share per annum (10% of the purchase price per share) plus its dividend in arrears commencing September 1995. Cash dividends paid on this Series D Preferred Stock was $135,556 in 1999.

         The Board of Directors presently intends to retain all other earnings for use in the business for the foreseeable future. The Company is prohibited from paying dividends on its common stock without consent of the holders of (a) a majority of shares of Preferred Stock and (b) the Company's convertible promissory notes and the warrants issued in connection therewith.

                                  HIGH             LOW
         1999
         First Quarter          1 13/16           1 7/16
         Second Quarter         2 3/16            1 15/32
         Third Quarter          1 15/16           1 9/16
         Fourth Quarter         2 1/4             1 17/32

         1998
         First Quarter          2 7/8             1 5/16
         Second Quarter         2 7/16            1 9/16
         Third Quarter          2 3/8             1 1/4
         Fourth Quarter         2 1/4             1 3/16


ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

Results of Operations

Net Revenues

         Net revenues in 1999 were $12,608,863, an increase of $1,889,108, or 18%, from net revenues in 1998. The increase in revenues primarily reflects the Company's emphasis on Everest laparoscopy product sales and the shipments of cardiovascular bipolar products to Guidant Corporation. A decrease in shipments to C.R. Bard of a version of the Company's bipolar coagulating probe offset the Company's overall revenue increases.

         Revenues of the Company's laparoscopy product line, a growth business for the Company, increased 27% to $8,236,725 from 1998. This increase in revenues primarily resulted from ongoing sales and marketing initiatives directed at increasing this segment and from increased revenues related primarily to the BiCOAG(R) Bipolar Cutting Forceps. Revenues from this product increased 36% as compared to 1998. The Company also experienced revenue increases of 34% and 28% in 1999 from the BiCOAG Dissecting Forceps and the BiCOAG Classic Tip Forceps, respectively. The Company expects revenues from the Everest-branded laparoscopic product line to continue to grow as a result of improved sales management, the growing acceptance of the Company's RF surgical product offering and the addition of four new products. The Company believes its innovative electrosurgical instruments allow surgeons greater versatility and cost savings compared to alternative technologies.

         The Company's cardiovascular business represents its second growth business. This segment achieved revenues approaching $1,800,000 from the propriety bipolar products supplied to Guidant Corporation. Guidant bundles the Company's products with their VASOVIEW(TM) UNIPORT(TM) Endoscopic Vessel

Harvesting System for minimally invasive saphenous vein harvesting. While revenues increased 27% in 1999, the revenue growth was negatively impacted due to the patent issues surrounding a specific feature of an earlier version of the Guidant system. The Company expects revenues from this product supply agreement to increase in 2000 due to Guidant's redesigned endoscopic vessel harvesting system and Guidant's acquisition of CardioThoraic Systems, a leader in minimally invasive cardiac surgery.

         In addition, the Company commenced limited shipments of a version of its 3mm bipolar forceps to Endius, Inc, a privately held emerging surgical spine company for use in a discectomy procedure it is pioneering. The Company also classifies this business as a growth business. The Company does not expect shipments to Endius to be material in the near term.

         Revenues in 1999 from the Company's bipolar forceps sold to its OEM customers increased 2% as these customers continue to meet end-user demand. The Company expects shipments of these bipolar forceps to remain unchanged in 2000 as these product lines are maturing. Net revenues from gastrointestinal products decreased 21% for the year due primarily to decreased shipments to C.R. Bard of a version of the Company's bipolar coagulating probe. Revenues from Bard in the prior year reflected Bard responding to a short-term market opportunity to gain share while a significant competitor was off the market. Additionally, the Company experienced a 32% increase in shipments of the Company's bipolar polypectomy snare. This increase was related to increased purchases by the Company's Japanese distributor. The Company expects revenues to increase from its gastrointestinal products in 2000 as C.R. Bard's purchases increase so its inventory levels reflect the current market share gains it has acheived.

         Net revenues in 1998 were $10,719,755, an increase of $3,354,375, or 46%, over net revenues in 1997. The increase in revenues primarily reflected the Company's emphasis on Everest laparoscopy sales, the increase in shipments of cardiovascular bipolar products to Guidant Corporation and shipments to C.R. Bard of a version of the Company's bipolar coagulating probe.

Gross Margin

         Gross margin for 1999 was 50.4% of revenues, compared to 48.7% for 1998. This improvement resulted from increased revenues from the Everest laparoscopy product offerings and the increasing unit volume the Company experienced that allowed for greater leverage of its overhead capacity. In addition, the Company benefited from the cost savings of certain value engineering projects completed in 1999. Lower gross margins from the cardiovascular products sold to Guidant Corporation, compared to the Everest laparoscopy products, offset this increase. The Company expects gross margin as a percent of revenues to increase in 2000 as the Company strives to leverage its manufacturing overhead over a greater number of units produced and the reduced costs it expects due to additional value engineering projects.

         Gross margin for 1998 was 48.7% of sales, compared to 44.3% for 1997. This improvement resulted both from increased sales from the Everest laparoscopy product offerings and a significant increase in unit volume that allowed the Company to leverage its manufacturer overhead against the increasing production output.

Sales and Marketing

         Sales and marketing expenses for 1999 were $2,986,171, an increase of $305,762, or 11%, from 1998. This increase resulted primarily from payment of increased commissions related to the revenue increase and upgrading the sales and marketing staff in 1999 to meet current and future needs. The Company expects that sales and marketing expenses will increase in 2000 in conjunction with the Company's anticipated increase in sales. The Company continues to invest in its sales and marketing staff and other initiatives aimed at continuing the growth of the Everest laparoscopy product revenues.

         Sales and marketing expenses for 1998 were $2,680,409, an increase of $487,580, or 22%, from 1997. This increase resulted primarily from increased commissions related to the revenue increase, marketing initiatives to commercialize products for the emerging minimally invasive cardiovascular surgery market and the expansion of the sales and marketing staff to meet the Company's sales objectives.

Research and Development

         Research and development expenses for 1999 were $915,047, an increase of $56,231, or 6%, from 1998. This expense increase resulted primarily from the Company's efforts to increase its product offering for the laparoscopy market, the exploration of the Company's technology to benefit other medical market opportunities and on-going intellectual property initiatives including patent-related costs. The Company expects research and development costs to increase in 2000 as the Company completes the introduction of four new products for the laparoscopy market and increases its development efforts to evaluate certain opportunities in the minimally invasive cardiovascular market, laparoscopy and other surgical specialties. Additionally, the Company expects to continue to incur expenses related to its patent portfolio and related issues.

         Research and development expenses for 1998 were $858,816, an increase of $224,918, or 35%, from 1997. This expense increase resulted primarily from the Company's successful efforts to obtain ISO 9000 and CE Mark approval for its products, development costs associated with the minimally invasive cardiovascular products, increased staffing costs necessary for the Company to broaden its product offering and patent-related costs.

General and Administrative

         General and administrative expenses for 1999 were $1,071,081, an increase of $133,587, or 14%, over 1998. This increase is in part due to the Company finalizing a sales tax audit with California dating back to 1991, the cost of the 1999 employee incentive program and increased staffing associated with the increasing volumes. The Company expects that its general and administrative expenses will increase in 2000 due to the overall activity increases from the growth in the business.

         General and administrative expenses for 1998 were $937,494, an increase of $153,291, or 20%, over 1997. This increase was attributable to expenses related to increases in executive compensation, higher insurance costs associated with coverage enhancements and increased investor communication initiatives.

Income Tax Expense

         The Company has approximately $16 million of tax loss carryforwards available to offset future taxable income. The Company can only utilize these tax attributes to the extent of 90% of pre-tax income since the alternative minimum tax system will result in tax liabilities at this point. The Company could also be limited in the utilization of tax loss carryforwards by section 382 of the Internal Revenue Code of 1986 as more fully discussed in the notes to the financial statements. The Company recognized $25,000 of income tax expense for 1999. Additionally, the Company recorded an income tax benefit of $3,280,000 related to a reduction in the valuation allowance resulting from net operating losses from prior years that had been recorded as an offset to the Company's deferred tax assets.

Net Income (Loss)

         The net income in 1999 was $4,628,482, compared to a net income of $660,316 in 1998 and a net loss of $384,841 in 1997. The net income for 1999 resulted primarily from sales increases, the increase in gross margin, effective control of expenses and the reduction in the valuation allowance of the Company's deferred tax assets. The net income for 1998 was a result of sales increases, the increase in gross margin and effective control of expenses. The net losses of 1997 were primarily a result of continuing efforts to shift the Company's revenue mix to the more profitable Everest laparoscopy business, the strategic initiatives by the Company related to the minimally invasive cardiovascular opportunity, and expenses related to the ISO 9000 and CE Mark certifications. Although there can be no assurance, the Company believes that it will maintain profitability in 2000 as it increases market share in its core business of laparoscopy and as Guidant continues to improve its market share in the cardiovascular surgery market.

Liquidity and Capital Resources

         Cash and cash equivalents were $482,531 on December 31, 1999, compared to $217,488 on December 31, 1998. The Company generated $859,293 of cash flow from operating activities in 1999 compared to generating $404,543 on operating activities in 1998. Operating activities in 1999 included income of $4,628,482, a growth in accounts receivable due primarily to the increased sales volume, and the growth in inventory as the Company expanded its product line. Additionally, the Company recorded a deferred tax asset of $3,280,000 in 1999. The Company expended $172,136 on capital equipment in 1999. The Company received $46,986 from the sale of its common stock in 1999 through its Employee Stock Purchase Plan. The Company also reduced its entire outstanding borrowings throughout 1999. The Company met its obligations on its preferred stock dividends of $343,564.

         The Company's obligation to pay quarterly dividend payments to holders of three outstanding series of preferred stock, necessary capital expenditures, growth in inventory as the Company expands its product offering and increased operating expenses will challenge the Company to meet its capital needs for 2000. Based on its existing operating plan, however, the Company believes its current bank credit facility of $1,000,000 obtained in 1999, combined with operating revenues, will be sufficient to meet its working capital needs in 2000, provided there are no significant deviations from such plan in 2000.

Year 2000

         The Company has completed its detailed assessment, remediation and testing of the Year 2000 issues related to the Company's enterprise business applications. The Company has concluded that it is materially compliant with its accounting, resource planning and network systems based on input from the third party software vendors and actual testing completed.

         The Company believes that, given its reliance on outside software vendors and its relatively non-sophisticated information systems, it has achieved substantial compliance with respect to Year 2000 issues.

         To date, the Company has experienced no material problems related to the Year 2000.

Forward-Looking Statements and Risks

         Certain statements made in this Form 10-KSB, which are summarized here, are forward looking statements that involve risk and uncertainties, and actual results may be materially different than those projected. Factors that could cause actual results to differ include, but are not limited to those identified:

o The expectation that revenues from the Everest laparoscopic product line will continue to grow in 2000 and that sales and marketing expenses related to such revenue increase depends on market acceptance and demand of the current and new products, effectiveness of sales and marketing personnel, as well as other general market conditions and competitive conditions within this market, including the introduction of products by competitors.
o The expectation of increased revenues from the Company's gastrointestinal products in 2000 depends on C.R. Bard's actual market share and resulting product need.
o The expectation of revenue growth in the cardiovascular market during 2000 depends on the success of and demand for Guidant's new version of its system, as well as general market and competition conditions.
o The expectation that the Company's gross margin as a percent of revenues will increase in 2000 depends on the actual production of a greater number of units, the efficiency of the manufacturing process, allowing the Company to leverage its manufacturing overhead, and the actual effectiveness of value engineered projects.
o The Company's ability to maintain profitability in 2000 depends on effective expense management and general market conditions and competitive conditions that may be encountered, including the Company's ability to increase its market share in its core business of laparoscopy given that the Company competes with larger, well capitalized companies who have the ability to enter into contract purchasing agreements with large institutions.
o The accuracy of the Company's belief that its current capital resources will be sufficient to fund current and anticipated business operations throughout 2000 depends, in part, on meeting anticipated revenue goals, operating efficiencies and effective expense management, in addition to general and competitive conditions.
o The Company's planned introduction of a 5mm version of the MOLly and its full market release of the QUADRIPOLAR Cutting Forceps in the second quarter of 2000 depend on the Company meeting its current development schedule, as well as general market conditions.
o Growth in the Company's independent sales channel depends on market demand as well as general market and competitive conditions.


ITEM 7.  FINANCIAL STATEMENTS

The financial statements immediately follow the signature page of this Form 10-KSB at the pages set forth below:

                                                                           Page
Report of Independent Auditors dated January 7, 2000........................F-1

Balance Sheets as of December 31, 1999 and 1998.............................F-2

Statements of Operations for Years Ended December 31, 1999, 1998 and 1997...F-3

Statements of Cash Flows for Years Ended December 31, 1999, 1998 and 1997...F-4

Statements of Changes in Shareholders' Equity for Years Ended
December 31, 1999, 1998 and 1997............................................F-5

Notes to Financial Statements...............................................F-6


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

         The information required by Item 9 regarding the Company's directors is incorporated by reference from the Company's 2000 Proxy Statement under the caption "Information About Nominees." The Company intends to file its proxy statement pursuant to Rule 14a within 120 days after the close of the fiscal year for which this report is filed.

         The information relating to compliance with Section 16(a) of the Exchange Act is incorporated by reference from the Company's 2000 Proxy Statement under the caption "Compliance with Section 16(a) of the Exchange Act." The Company intends to file its proxy statement will be filed pursuant to Rule 14a within 120 days after the close of the fiscal year for which this report is filed.

ITEM 10. EXECUTIVE COMPENSATION

         The information required by Item 10 is incorporated by reference from the Company's 2000 Proxy Statement under the caption "Executive Compensation." The Company intends to file its proxy statement pursuant to Rule 14a within 120 days after the close of the fiscal year for which this report is filed.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The information required by Item 11 is incorporated by reference from the Company's 2000 Proxy Statement under the caption "Security Ownership of Management and Certain Beneficial Owners." The Company intends to file its proxy statement pursuant to Rule 14a within 120 days after the close of the fiscal year for which this report is filed.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         The information required by Item 12 is incorporated by reference from the Company's 2000 Proxy Statement under the caption "Certain Transactions." The Company intends to file its proxy statement pursuant to Rule 14a within 120 days after the close of the fiscal year for which this report is filed.

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits: The exhibits to this Report are listed in the Exhibit Index immediately following the financial statements following the signature pages to this Report.

         A copy of any of the exhibits listed or referred to above will be furnished at a reasonable cost to any person who was a shareholder of the Company as of February 18, 2000, upon receipt from any such person of a written request for any such exhibit. Such request should be sent to Everest Medical Corporation, 13755 First Avenue North, Minneapolis, Minnesota 55441, Attention: Shareholder Information.

(b) Reports on Form 8-K: None filed during the fourth quarter of the fiscal year ended December 31, 1999.

                                   SIGNATURES


         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Issuer has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated:   February 22, 2000               EVEREST MEDICAL CORPORATION


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

         Signature                   Title                            Date


  /s/ John L. Shannon, Jr.   Chief Executive Officer,         February 22, 2000
John L. Shannon, Jr.         President (Principal Executive
                             Officer) and Chairman of the
                             Board

  /s/ David D. Koentopf      Director                         February 22, 2000
David D. Koentopf

(Signatures continued on following page)

         Signature                   Title                            Date


  /s/ Thomas F. Murphy       Vice President of Finance        February 22, 2000
Thomas F. Murphy             and Administration
                             (Principal Financial and
                             Accounting Officer)


  /s/ Donald R. Brattain     Director                         February 22, 2000
Donald R. Brattain


  /s/ Richard J. Migliori    Director                         February 22, 2000
Richard J. Migliori, M.D.


  /s/ Anthony Badolato       Director                         February 22, 2000
Anthony Badolato

                         Report of Independent Auditors


To the Board of Directors
Everest Medical Corporation


We have audited the accompanying balance sheets of Everest Medical Corporation as of December 31, 1999 and 1998, and the related statements of operations, shareholders' equity, and cash flows for each of the three years in the period ended December 31, 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Everest Medical Corporation at December 31, 1999 and 1998, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1999, in conformity with accounting principles generally accepted in the United States.



                                                     /s/ Ernst & Young LLP

Minneapolis, Minnesota
January 7, 2000, except for Note 11 as
   to which date is February 22, 2000

                           EVEREST MEDICAL CORPORATION
                                 BALANCE SHEETS

                                                                                                            December 31,
                                                                                                     1999                 1998
------------------------------------------------------------------------------------------------------------------------------------
ASSETS
Current assets
     Cash and cash equivalents                                                                       $ 482,531            $ 217,488
     Accounts receivable, less allowances (1999 - $91,750; 1998 - $61,750)                           2,034,342            1,745,512
     Inventories                                                                                     1,892,034            1,751,946
     Prepaid insurance and deposits                                                                    125,098               76,689
------------------------------------------------------------------------------------------------------------------------------------
Total current assets                                                                                 4,534,005            3,791,636

Equipment
     Office and display equipment                                                                      513,925              414,315
     Research and development equipment                                                                188,224              188,224
     Production equipment                                                                            1,292,454            1,219,929
     Equipment under capital lease                                                                     115,235              115,235
------------------------------------------------------------------------------------------------------------------------------------
                                                                                                     2,109,839            1,937,703
     Less allowance for depreciation                                                                (1,787,170)          (1,632,198)
------------------------------------------------------------------------------------------------------------------------------------
                                                                                                       322,669              305,505
Patents, net of amortization (1999 - $172,337; 1998 - $172,087)                                              -                  250
------------------------------------------------------------------------------------------------------------------------------------

Deferred tax asset                                                                                   3,280,000                    -

Total assets                                                                                       $ 8,136,674          $ 4,097,391
====================================================================================================================================


LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities
     Customer advances                                                                                $ 12,280             $ 36,788
     Accounts payable                                                                                  278,920              582,110
     Accrued compensation and related taxes                                                            473,151              314,174
     Other accrued liabilities                                                                         190,081              189,875
     Bank borrowings, short term                                                                             -              125,000

------------------------------------------------------------------------------------------------------------------------------------
Total current liabilities                                                                              954,432            1,247,947


Shareholders' equity
     Convertible preferred stock series A, ($.01 par value,
      $2.50 liquidation value) 1,400,000 authorized; outstanding:
       1999 - 462,937 shares; 1998 - 632,937 shares                                                  1,126,717            1,551,717
     Convertible preferred stock series B, ($.01 par value,
      $2.75 liquidation value) authorized and outstanding:
      1999 - 637,273 shares; 1998 - 637,273 shares                                                   1,545,313            1,545,313
     Convertible preferred stock series C, ($.01 par value,
      $2.75 liquidation value) authorized and outstanding:
      1999 - 410,906 shares; 1998 - 410,906 shares                                                   1,002,832            1,002,832
     Convertible preferred stock series D, ($.01 par value,
      $2.875 liquidation value) authorized and outstanding:
      1999 - 471,500 shares; 1998 - 471,500 shares                                                   1,205,808            1,205,808
     Common stock, ($.01 par value) 12,461,821 authorized; outstanding:
      1999 - 7,669,127; 1998 - 7,465,875                                                                76,691               74,659
      Additional paid-in capital                                                                    16,548,112           16,420,828
      Accumulated deficit                                                                          (14,323,231)         (18,951,713)
------------------------------------------------------------------------------------------------------------------------------------
                                                                                                     7,182,242            2,849,444
------------------------------------------------------------------------------------------------------------------------------------
     Total liabilities and shareholders' equity                                                    $ 8,136,674          $ 4,097,391
====================================================================================================================================

See accompanying notes to financial statements.

                           EVEREST MEDICAL CORPORATION
                            STATEMENTS OF OPERATIONS

                                                                            Year ended December 31,
                                                                            1999               1998               1997
---------------------------------------------------------------------------------------------------------------------------
Net revenues                                                              $12,608,863       $ 10,719,755       $ 7,365,380
Cost of goods sold                                                          6,253,533          5,501,001         4,103,920
---------------------------------------------------------------------------------------------------------------------------
Gross margin                                                                6,355,330          5,218,754         3,261,460


Cost and expenses:
      Sales and marketing                                                   2,986,171          2,680,409         2,192,829
      Research and development                                                915,047            858,816           633,898
      General and administrative                                            1,071,081            937,494           784,203
---------------------------------------------------------------------------------------------------------------------------
Total operating expenses                                                    4,972,299          4,476,719         3,610,930

Interest income                                                               (10,878)            (8,018)          (16,775)
Interest expense                                                               20,427             79,737            52,146
---------------------------------------------------------------------------------------------------------------------------
Income (loss) before income taxes (benefit)                                 1,373,482            670,316          (384,841)

Income tax (benefit) expense                                               (3,255,000)            10,000                 -
---------------------------------------------------------------------------------------------------------------------------

Net income (loss)                                                           4,628,482            660,316          (384,841)

Less preferred stock dividends                                                343,564            343,564           344,390
---------------------------------------------------------------------------------------------------------------------------
Net income (loss) applicable to common stock                               $4,284,918          $ 316,752        $ (729,231)
===========================================================================================================================

Basic and diluted net income (loss) per common share                           $ 0.56             $ 0.04           $ (0.10)
===========================================================================================================================

Weighted average number of common shares outstanding during the year        7,604,607          7,364,982         7,017,635
===========================================================================================================================


See accompanying notes to financial statements.

                           EVEREST MEDICAL CORPORATION
                            STATEMENTS OF CASH FLOWS

                                                                                         Year ended December 31
                                                                                 1999             1998             1997
----------------------------------------------------------------------------------------------------------------------------
OPERATING ACTIVITIES

Net income (loss)                                                              $4,628,482        $ 660,316        $(384,841)
Adjustments to reconcile net income (loss) to net
  cash provided by (used in) operating activities
     Depreciation and amortization                                                155,223          148,516          168,086
     Provision for losses on accounts receivable                                   30,000           15,000              750
     Recognition of deferred tax asset                                         (3,280,000)               -                -
     Changes in operating assets and liabilities
          Accounts receivable                                                    (318,830)        (197,446)        (428,272)
          Inventories                                                            (140,088)        (696,135)        (275,682)
          Prepaid expenses                                                        (48,409)          22,839           68,210
          Customer advances                                                       (24,508)          (1,212)          20,000
          Accounts payable and accrued expenses                                  (143,471)         449,089           41,647
----------------------------------------------------------------------------------------------------------------------------
Net cash provided by (used in) operating activities                               859,293          404,543         (787,716)

INVESTING ACTIVITIES

Purchases of equipment                                                           (172,136)        (169,980)        (187,629)

----------------------------------------------------------------------------------------------------------------------------
Net cash used in investing activities                                            (172,136)        (169,980)        (187,629)

FINANCING ACTIVITIES
Dividends paid                                                                   (343,564)        (343,564)        (344,390)
Principal payments on debt and capital leases                                    (625,536)        (477,496)          (5,409)
Proceeds from issuance of debt                                                    500,000                -          600,000
Net proceeds from sale of common stock                                             46,986          723,625           92,696
----------------------------------------------------------------------------------------------------------------------------
Net cash provided by (used in) financing activities                              (422,114)         (97,435)         342,897
----------------------------------------------------------------------------------------------------------------------------

Increase (decrease) in cash and cash equivalents                                  265,043          137,128         (632,448)
Cash and cash equivalents at beginning of year                                    217,488           80,362          712,810
----------------------------------------------------------------------------------------------------------------------------
Cash and cash equivalents at end of year                                        $ 482,531        $ 217,488         $ 80,362
============================================================================================================================


Supplemental cash flow information:
     Conversion of Series A and B preferred stock into common stock             $ 425,000              $ -         $ 51,250



See accompanying notes to financial statements.

                           EVEREST MEDICAL CORPORATION
                  STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY


                                                                          Common      Additional
                               Preferred      Common       Preferred      Stock -       Paid-in        Accumulated
                                Shares        Shares         Stock          Par         Capital          Deficit          Total
------------------------------------------------------------------------------------------------------------------------------------
Balance January 1, 1997          2,171,616     6,970,912    $ 5,356,920     $69,709    $ 16,240,199     $ (19,227,188)   $2,439,640

Common stock issued under stock
 purchase plan and stock options
 less related costs                               40,818                        408          72,290                          72,698

Common stock issued upon
 exercise of  stock warrants                       7,272                         73          19,925                 -        19,998

Conversion of Series A preferred
 stock                              (4,000)        4,000        (10,000)         40           9,960                               -

Conversion of Series B preferred
 stock                             (15,000)       15,000        (41,250)        150          41,100                               -

Issuance of warrants in
 connection with guarantee
 of bank line of credit                                                                       2,386                           2,386

Dividends on preferred stock                                                               (344,390)                       (344,390)

Net loss for the year                                                                                        (384,841)     (384,841)
------------------------------------------------------------------------------------------------------------------------------------
Balance December 31, 1997        2,152,616     7,038,002      5,305,670      70,380      16,041,470       (19,612,029)    1,805,491
------------------------------------------------------------------------------------------------------------------------------------

Common stock issued under
 stock purchase plan                              16,108                        162          23,463                          23,625

Common stock issued upon
 sale of common shares                           411,765                      4,118         695,882                 -       700,000

Issuance of warrants in
 connection with guarantee
 of bank line of credit                                                                       3,576                           3,576

Dividends on preferred stock                                                               (343,564)                       (343,564)

Net income for the year                                                                                       660,316       660,316
------------------------------------------------------------------------------------------------------------------------------------
Balance December 31, 1998         2,152,616    7,465,875      5,305,670      74,660      16,420,827       (18,951,713)    2,849,444
------------------------------------------------------------------------------------------------------------------------------------

Common stock issued under
 stock purchase plan                              33,252                        332          46,654                          46,986

Conversion of Series A
 preferred stock                  (170,000)      170,000       (425,000)      1,700         423,300                 -             -

Issuance of warrants in
 connection with guarantee
 of bank line of credit                                                                         894                             894

Dividends on preferred stock                                                               (343,564)                       (343,564)

Net income for the year                                                                                     4,628,482     4,628,482
------------------------------------------------------------------------------------------------------------------------------------
Balance December 31, 1999        1,982,616     7,669,127    $ 4,880,670     $76,691    $ 16,548,112     $ (14,323,231)   $7,182,242
------------------------------------------------------------------------------------------------------------------------------------

See accompanying notes to financial statements.

                           Everest Medical Corporation

                          Notes to Financial Statements

                                December 31, 1999


1. Summary of Significant Accounting Policies

Business Activity

Everest Medical Corporation (the Company) is engaged in the development, manufacturing and marketing of bipolar electrosurgical instrumentation for the minimally invasive surgery market. The Company operates as one segment.

Cash Equivalents

The Company considers all highly liquid investments with a maturity of less than three months when purchased to be cash equivalents. The Company's cash equivalents consist of money market accounts and Treasury Bills and are carried at cost which approximates market value. The cost of Treasury Bills was $170,633 and $132,548 at December 31, 1999 and 1998, respectively.

Inventories

Inventories are valued at the lower of cost or market determined by the first-in, first-out (FIFO) method.

Equipment and Fixtures

Equipment and fixtures are stated at cost. The Company provides for depreciation on a straight-line basis over estimated useful lives from three to five years. Maintenance, repairs and minor renewals are expensed as incurred.

Patents

Patents employed in current products are carried at cost (primarily patent legal fees) and are amortized over 60 months. The Company reviews its patents periodically to determine whether the patents have continuing value. The expense of writing off patents is charged to research and development.

Revenue Recognition

The Company recognizes revenue when the inventory has been shipped to the customers.

Income Taxes

The Company accounts for income taxes under the liability method

Per Share Data

Basic earnings per share is computed using the weighted average number of common shares outstanding. Diluted earnings per share is computed using the combination of dilutive common share equivalents and the weighted average number of common shares outstanding. The dilutive effect of options and warrants was not material in 1999 and 1998.

Impairment of Long-Lived Assets

The Company will record impairment losses on long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets' carrying amount.

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

2. Inventories

Inventories consisted of:                          December 31
                                              1999              1998
                                    ------------------------------------

   Raw materials                          $  718,567      $   740,100
   Work in process                           914,573          807,580
   Finished goods                            258,894          204,266
                                    ====================================
                                          $1,892,034       $1,751,946
                                    ====================================

3. Debt

Under a line of credit arrangement, due in December 2000, the Company had a balance payable of $125,000 at December 31, 1998 with interest payable monthlyat the banks reference rate which was 8.5%. The borrowings were paid in full in 1999.

In February 1999, the Company entered into a line of credit arrangement with Norwest Bank, N.A. Under this agreement, the Company is able to borrow up to $1,000,000. The line of credit bears interest at the bank's reference rate. This line of credit arrangement was renewed by the bank in December 1999 and expires in December 2000.

This line of credit arrangement replaces a previous arrangement with another bank with similar terms and conditions. The previous line of credit entered into in June 1997 was secured by a standby letter of credit from a shareholder of the Company. As consideration for securing the letter of credit, the Company paid the shareholder $50,000 per year and issued a warrant to purchase 25,000 shares of common stock at an exercise price of $2.50 per share. The warrant expires in May 2000. The warrant was deemed to have a value of approximately $6,900 which was expensed over the life of the line of credit. This arrangement ended in March 1999.

Interest paid by the Company in 1999, 1998 and 1997 was $20,427, $76,161 and $49,760, respectively.

4. Operating Lease
The Company leases its office and manufacturing facility under an operating lease that expires in 2004. Maintenance, utilities and real estate taxes are paid by the Company. Total rent expense under this lease was $258,404, $261,964 and $165,368 for the years ended December 31, 1999, 1998 and 1997, respectively.

Minimum future obligations on the facility lease are as follows:

   2000                                                   $164,255
   2001                                                    169,654
   2002                                                    170,144
   2003                                                    175,536
   2004                                                    160,908
                                                        =============
                                                          $840,497
                                                        =============

5. Income Taxes

At December 31, 1999, the Company had net operating losses for federal income tax purposes of approximately $16,441,000, plus credits for research and development costs of approximately $298,000 that are available to offset future taxable income through the year 2013. These carryforwards are subject to the limitations of Internal Revenue Code Section 382. This Section provides that limitations on the availability of net operating losses to offset current taxable income when an ownership change has occurred for federal tax purposes. The annual limitation on net operating losses is calculated by multiplying the value of the corporation immediately prior to the ownership change by the long-term federal tax exempt rate.

As a result of the sale of Series A preferred stock in 1990, the Company had a change of ownership under Section 382. The use of losses, incurred through the change in ownership date, to offset future taxable income will be limited to approximately $300,000 per year during the carryforward period. The losses occurring after the change in ownership date are unaffected and can be used to offset future taxable income without limit. The credits will also be subject to limitations under these same rules.

Until 1999 the Company had provided a full valuation allowance for the net deferred tax assets. In the fourth quarter of 1999, based on the Company's continued strong financial performance over the past two years and the expectation that this performance will continue, the Company reduced its valuation allowance for its deferred tax assets by $3,280,000.

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts used for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company's deferred tax assets are as follows:

                                                           December 31
                                                     1999              1998
                                                   ---------------------------

   Net operating losses                             $ 6,248,000    $ 6,842,000
   Depreciation                                          75,000         95,000
   Amortization                                          35,000         36,000
   Reserve for bad debt                                  35,000         23,000
   Reserve for obsolete inventory                        39,000         27,000
   Research and development credit amount               298,000        298,000
   Vacation accrual                                      45,000         33,000
   Other                                                 59,000         56,000
                                                   ---------------------------
   Total deferred tax asset                           6,834,000      7,377,000
   Less valuation allowance                           3,554,000      7,377,000
                                                   ---------------------------
   Net deferred tax asset                           $ 3,280,000    $         -
                                                   ===========================

Income tax expense (benefit) consists of the following:

                                           1999            1998          1997
                                      -----------       ---------      --------
Current:
  Federal                             $      --         $    --        $   --
  State                                      --              --            --
  Alternative minimum tax                  25,000          10,000          --

Deferred:
  Federal                                 461,500            --            --
  State                                    81,500            --            --
  Change in valuation  allowance
                                       (3,823,000)           --            --
                                      -----------       ---------      --------
                                      $(3,255,000)      $  10,000      $   --
                                      ===========       =========      ========

Reconciliation of the statutory federal income tax rate to the Company's effective tax rate follows:

                                         1999          1998          1997
                                        ------        ------        ------
Tax at statutory rate                     34.0%         34.0%         34.0%
State income taxes                         6.0           6.0           6.0
  Alternative minimum tax                  1.8           1.5        --
Impact of net operating loss             (40.0)        (40.0)
carryforwards                            (40.0)
  Change in valuation  allowance
                                        (135.2)       --            --
                                        ------        ------        ------
                                        (137.0)%         1.5%     -%
                                        ======        ======        ======

6. Convertible Preferred Stock

During 1995, the Company sold 471,500 shares of Series D Convertible Preferred Stock for $1,205,808. The Series D Preferred Stock carries a coupon rate of 10% with dividends payable quarterly. The conversion price is $2.875 per share.

During 1994, the Company sold 410,906 units, each consisting of one share of Series C Convertible Preferred Stock and a warrant to purchase one-half share of Common Stock, for $1,002,832. The Series C Preferred Stock carries a coupon rate of 6% with dividends payable quarterly. The conversion price is $2.75 per share.

The Company's Series B Convertible Preferred Stock carries a coupon rate of 8% with dividends payable quarterly. The conversion price is $2.75 per share. Each share of this Series was sold with a warrant attached to purchase one share of Common Stock at $2.75. The warrants expired in 1998.

The Series A Convertible Preferred Stock is convertible at $2.50 per share. This Series is subject to automatic conversion concurrently with the closing of a public offering of the Company's Common Stock with aggregate minimum proceeds of $7,500,000 at a minimum price per share of $5.00.

The Series A, B, C and D Preferred Stock are convertible into Common Stock on a one-for-one basis at the option of the holders, and each holder has voting rights on all matters submitted to shareholders on an as-if-converted basis. The Series A Preferred Stock has anti-dilution rights for any sales of Common Stock by the Company at less than its current conversion price, and the conversion price for each Series of Preferred Stock is subject to adjustment for stock dividends, stock splits and capital reorganizations.

7. Stock Purchase and Option Plans and Warrants

The Company has adopted the disclosure-only provisions of Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation, but applies Accounting Principles Board Opinion No. 25 and related interpretations in accounting for its plans.

The Company has a stock purchase plan, nonstatutory and incentive stock option plans and compensatory stock options. Total shares reserved at December 31, 1999 for convertible notes and convertible preferred stock, future employee stock purchase plan purchases and options and warrants were 4,278,639.

Stock Purchase Plan

The Company has an employee stock purchase plan under which the sale of 200,000 shares of its Common Stock has been authorized. The purchase price of the shares under the plan is the lesser of 85% of the fair market value on the first or last day of the offering period. Offering periods are six months each. Employees may designate up to 10% of the compensation for the purchase of stock.

Stock Option Plans

In 1997, the Company adopted the 1997 Stock Option Plan under which 500,000 shares were reserved. Shares under this plan are generally exercisable beginning one year from the date of grant in cumulative amounts of one-fourth to one-third of the shares under option and expire seven years from the date of grant. Incentive and non-statutory options are granted at prices not less than market on the date of grant.

In 1992, the Company adopted the 1992 Stock Option Plan under which 500,000 shares were reserved. Shares under this plan are generally exercisable beginning one year from the date of grant in cumulative amounts of one-fourth to one-third of the shares under option and expire ten years from the date of grant. Incentive and nonstatutory options are granted at prices not less than market on the date of grant.

In 1986, the Company adopted an Incentive Stock Option Plan under which 600,000 shares were reserved. Incentive options are generally exercisable beginning one year from the date of grant in cumulative yearly amounts of one-fourth and one-half of the shares under option and expire five to ten years from the date of grant.

Also, in 1986, the Company adopted a Nonstatutory Stock Option Plan under which 300,000 shares were reserved. Shares under this plan are exercisable beginning 18 months from the date of grant. Additionally, 55,000 shares were reserved during the period from 1986 through 1989 for directors of the Company through granting of individual non-qualified option agreements. Non-qualified director options are exercisable beginning six months from the date of grant. All non-qualified options expire after five years.

Pro forma information regarding net income and earnings per share is required by Statement 123, and has been determined as if the Company had accounted for its employee stock options under the fair value method of the Statement. The fair value for these options was estimated at the date of the grant using a Black-Scholes option pricing model with the following weighted average assumptions for 1999, 1998 and 1997, respectively; risk free interest rates of 6%, 5% and 5%; dividend yields of 0%, 0% and 0%; volatility factors of the expected market price of the Company's stock of .533, .582 and .593; and a weighted-average expected life of the option of seven, seven and four years.

The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options which have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions including the expected stock price volatility. Because the Company's employee stock options have characteristics significantly different than those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management's opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its employee stock options.

For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options' vesting period. The Company's pro forma information follows:

                                               1999       1998         1997
                                           ------------------------------------
   Pro forma income (loss) applicable
     to common stock                       $4,132,147    $187,847   $(996,570)
   Pro forma income (loss) per common
     share                                    $.54       $.03        $(.14)

The pro forma results may not be representative of the future impact of applying Statement 123 due to the phase-in provisions of the Statement and actual vesting experience.

A summary of the Company's stock option activity and related information for the years ended December 31 follows:

                                       1999                      1998                      1997
                             ------------------------- ----------------------------------------------------
                                          Weighted-Average          Weighted-Average          Weighted-Average
                                           Exercise                   Exercise                  Exercise
                                             Price                     Price                     Price
                                Options                   Options                   Options
                             ------------------------- ----------------------------------------------------

   Outstanding at beginning
     of year                    1,294,154     $1.99       1,170,154     $2.31         989,600     $2.31
   Granted                        142,000      1.69         146,500      1.99         346,554      2.23
   Exercised                            -        -                -        -          (33,750)     1.70
   Canceled                       (60,000)     1.87         (22,500)     2.30        (132,250)     2.28
                             ==============            ==============            ==============
   Outstanding end of year      1,376,154     $1.96       1,294,154     $1.99       1,170,154     $2.31
                             ==============            ==============            ==============
   Exercisable at end of        1,166,204     $2.29       1,048,579     $2.32         944,064
     year
                             ==============            ==============            ==============

   Weighted average fair
     value of options
     granted during the year     $1.01                                  $1.11                    $  .93


At December 31, 1999, the Company had exercise prices for options outstanding as follows: 1,174,200 shares from $1.53 to $2.90 and 201,954 shares from $3.00 to $5.00. The weighted average remaining contractual life of those options are six and four years, respectively.

Shares reserved and available for grant at December 31, 1999 for the option plans were 49,733.

Warrants

At December 31, 1999, the Company had total exercisable warrants outstanding to purchase shares of its Common Stock as follows: 25,000 shares at $2.50 per share; 305,747 shares at $2.75 per share; 247,150 shares at $2.875 per share. The warrants expire at various dates from 2000 through 2005.

8. Employee Benefit Plan

The Company has a defined contribution plan for substantially all employees. Each employee may elect to contribute from 1% to 20% of their compensation to the plan. Employees become 100% vested in Company contributions after four years of service. In April 1999, the Company authorized a matching contribution for those participants who elect to make salary deferral contributions under the Plan. The matching contribution equals 20% of each participant's salary deferral contributions which do not exceed 5% of the participant's contributions. The expense for this plan for the year ended December 31, 1999, was $16,578, with no expense in 1998 or 1997.

9. Export Sales and Major Customers

Total sales to foreign customers were $1,496,031, $1,267,653 and $1,418,234 in 1999, 1998 and 1997, respectively.

The Company had total sales to OEM customers of $3,698,014, $3,791,058 and $1,913,985 in 1999, 1998 and 1997, respectively. Sales to one OEM customer amounted to $1,889,653 in 1999. Sales to another OEM customer amounted to $1,594,493 in 1998. Accounts receivable at December 31, 1999 and 1998 included $170,920 and $296,820, respectively, from these customers.

10. Credit Risk

The Company is subject to credit risk on its accounts receivable which are primarily with health care facilities, original equipment manufacturers and medical products distributors. The Company performs credit investigations to minimize credit risk. Certain distributors have the right to return unsold product in the event the distributor's agreement is terminated for any cause.

11. Subsequent Events

On February 22, 2000, the Company entered into a definitive merger agreement with Gyrus Group PLC through which the Company will be acquired for $51.6 million.

                           EVEREST MEDICAL CORPORATION

                         EXHIBIT INDEX TO ANNUAL REPORT
                                 ON FORM 10-KSB
                   For the Fiscal Year Ended December 31, 1999

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

10.5     1999 Employee Stock Purchase Plan**

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

10.12 Supply Agreement dated April 2, 1991 between the Company and C.R. Bard, Inc. (Incorporated by reference to Exhibit 10.36 to the Company's Registration Statement on Form S-1 (File No. 33-45872))

10.13 First Amendment to Supply Agreement dated April 2, 1991 between the Company and C.R. Bard, Inc. (Incorporated by reference to Exhibit 10.36 to the Company's Registration Statement on Form S-1 (File No. 33-45872))

10.14 Stock Purchase Agreement dated July 15, 1993 between the Company and Johnson & Johnson Development Corporation, including Distribution and License Agreement between the Company and Ethicon Endo-Surgery (Incorporated by reference to Exhibit 10.29 to the Company's Form 10-KSB for the fiscal year ended December 31, 1993)

10.15 Employment Agreement with John L. Shannon, Jr. dated January 1, 1999 (Incorporated by reference to Exhibit 10.15 to the Company's Form 10-KSB for the fiscal year ended December 31, 1998)**

10.16 Form of Warrant dated February 18, 1994 issued pursuant to agreement to certain purchasers (Incorporated by reference to Exhibit 10.38 to the Company's Form 10-KSB for the fiscal year ended December 31, 1993)

10.17 Exclusive Distribution Agreement dated January 1, 1996 with KK Adachi (Incorporated by reference to Exhibit 10.21 to the Company's Form 10-KSB for the fiscal year ended December 31, 1995)

10.18 Warrant to purchase 290,909 shares of Common Stock dated February 16, 1996 issued to Okabena Partnership K (Incorporated by reference to Exhibit 10.25 to the Company's Form 10-KSB for the fiscal year ended December 31, 1995)

10.19 Separation Agreement dated October 12, 1996 between the Company and R. Keith Poppe (Incorporated by reference to Exhibit 10.25 to the Company's Form 10-KSB for the fiscal year ended December 31, 1996)**

10.20    Terms of Employment for Michael Geraghty. (Incorporated by reference to
         Exhibit 10.26 to the Company's Form 10-KSB for the fiscal year ended December 31, 1996)**

10.21 Amendment #3 dated September 11, 1997 to Lease by and between the Company and the Estate of James Campbell, as Landlord (Incorporated by reference to Exhibit 10.24 to the Company's Form 10-KSB for the fiscal year ended December 31, 1997)

10.22 Management Incentive Program for Fiscal Year 1999 (Incorporated by reference to Exhibit 10.22 to the Company's Form 10-KSB for the fiscal year ended December 31, 1998)**

10.23 Credit Agreement between Norwest Bank Minnesota, N.A. and the Company dated February 26, 1999. (Incorporated by reference to Exhibit 10.23 to the Company's Form 10-KSB for the fiscal year ended December 31, 1998)

10.24 Revolving Note dated February 26, 1999 from the Company to Norwest Bank Minnesota, N.A. (Incorporated by reference to Exhibit 10.24 to the Company's Form 10-KSB for the fiscal year ended December 31, 1998)

10.25* Restated Credit Agreement between Norwest Bank Minnesota N.A. and the Company dated December 30, 1999.

10.26* Revolving Note dated December 30, 1999 from the Company to Norwest Bank Minnesota, N.A.

10.27* Supply Agreement dated January 25, 2000 between the Company and Guidant Corporation

23.1*    Consent of Independent Auditors

24.1* Power of Attorney of John L. Shannon, Jr., David D. Koentopf, Thomas F. Murphy, Donald R. Brattain, Richard J. Migliori and Anthony Badolato (included on the signature pages of this Form 10-KSB)

27.1     Financial Data Schedule (in electronic format only)

-------------------

 * Filed herewith.
** Management contract or compensatory plan or arrangement.