Form 10KSB/A
period 1999-12-31
EVEREST MEDICAL CORPORATION
filed 2000-03-13
CIK 869426

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                 FORM 10-KSB/A-1
                  Annual Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

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

Dated:   March 13, 2000              EVEREST MEDICAL CORPORATION


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

         Signature                   Title                           Date

  /s/ John L. Shannon, Jr.      Chief Executive Officer,        March 13, 2000
John L. Shannon, Jr.            President (Principal Executive
                                Officer) and Chairman of the
                                Board

  *                             Director
David D. Koentopf

  /s/ Thomas F. Murphy          Vice President of Finance       March 13, 2000
Thomas F. Murphy                and Administration
                                (Principal Financial and
                                Accounting Officer)

  *                             Director
Donald R. Brattain

  *                             Director
Richard J. Migliori, M.D.

  *                             Director
Anthony Badolato

* /s/ John L. Shannon, Jr.                                      March 13, 2000
John L. Shannon, Jr., Attorney-in-Fact
  Pursuant to Power of Attorney

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



                /s/ Ernst & Young LLP

Minneapolis, Minnesota
January 7, 2000, except for Note 11 as
  to which date is February 22, 2000

                           EVEREST MEDICAL CORPORATION
                                 BALANCE SHEETS

                                                                                                            December 31,
                                                                                                     1999                 1998
ASSETS
Current assets
     Cash and cash equivalents                                                     $    482,531       $    217,488
     Accounts receivable, less allowances (1999 - $91,750; 1998 - $61,750)            2,034,342          1,745,512
     Inventories                                                                      1,892,034          1,751,946
     Prepaid insurance and deposits                                                     125,098             76,689
                                                                                   ------------       ------------
Total current assets                                                                  4,534,005          3,791,636

Equipment
     Office and display equipment                                                       513,925            414,315
     Research and development equipment                                                 188,224            188,224
     Production equipment                                                             1,292,454          1,219,929
     Equipment under capital lease                                                      115,235            115,235
                                                                                   ------------       ------------
                                                                                      2,109,839          1,937,703
     Less allowance for depreciation                                                 (1,787,170)        (1,632,198)
                                                                                   ------------       ------------
                                                                                        322,669            305,505
Patents, net of amortization (1999 - $172,337; 1998 - $172,087)                            --                  250
                                                                                   ------------       ------------

Deferred tax asset                                                                    3,280,000               --

Total assets                                                                       $  8,136,674       $  4,097,391
                                                                                   ============       ============


LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities
     Customer advances                                                             $     12,280       $     36,788
     Accounts payable                                                                   278,920            582,110
     Accrued compensation and related taxes                                             473,151            314,174
     Other accrued liabilities                                                          190,081            189,875
     Bank borrowings, short term                                                           --              125,000

                                                                                   ------------       ------------
Total current liabilities                                                               954,432          1,247,947


Shareholders' equity
     Convertible preferred stock series A, ($.01 par value, $2.50 liquidation value) 1,400,000 authorized; outstanding:
       1999 - 462,937 shares; 1998 - 632,937 shares                                   1,126,717          1,551,717
     Convertible preferred stock series B, ($.01 par value,
       $2.75 liquidation value) authorized and outstanding:
       1999 - 637,273 shares; 1998 - 637,273 shares                                   1,545,313          1,545,313
     Convertible preferred stock series C, ($.01 par value,
       $2.75 liquidation value) authorized and outstanding:
       1999 - 410,906 shares; 1998 - 410,906 shares                                   1,002,832          1,002,832
     Convertible preferred stock series D, ($.01 par value,
       $2.875 liquidation value) authorized and outstanding:
       1999 - 471,500 shares; 1998 - 471,500 shares                                   1,205,808          1,205,808
     Common stock, ($.01 par value) 12,461,821 authorized; outstanding:
     1999 - 7,669,127; 1998 - 7,465,875                                                  76,691             74,659
     Additional paid-in capital                                                      16,548,112         16,420,828
     Accumulated deficit                                                            (14,323,231)       (18,951,713)
                                                                                   ------------       ------------
                                                                                      7,182,242          2,849,444
                                                                                   ------------       ------------
     Total liabilities and shareholders' equity                                    $  8,136,674       $  4,097,391
                                                                                   ============       ============

See accompanying notes to financial statements.

                                               EVEREST MEDICAL CORPORATION
                                                 STATEMENTS OF OPERATIONS

                                                                                       Year ended December 31,
                                                                            1999               1998               1997
                                                                          ------------       ------------       ------------
Net revenues                                                              $ 12,608,863       $ 10,719,755       $  7,365,380
Cost of goods sold                                                           6,253,533          5,501,001          4,103,920
                                                                          ------------       ------------
Gross margin                                                                 6,355,330          5,218,754          3,261,460


Cost and expenses:
      Sales and marketing                                                    2,986,171          2,680,409          2,192,829
      Research and development                                                 915,047            858,816            633,898
      General and administrative                                             1,071,081            937,494            784,203
                                                                          ------------       ------------
Total operating expenses                                                     4,972,299          4,476,719          3,610,930

Interest income                                                                (10,878)            (8,018)           (16,775)
Interest expense                                                                20,427             79,737             52,146
                                                                          ------------       ------------
Income (loss) before income taxes (benefit)                                  1,373,482            670,316           (384,841)

Income tax (benefit) expense                                                (3,255,000)            10,000               --
                                                                          ------------       ------------

Net income (loss)                                                            4,628,482            660,316           (384,841)

Less preferred stock dividends                                                 343,564            343,564            344,390
                                                                          ------------       ------------
Net income (loss) applicable to common stock                              $  4,284,918       $    316,752       $   (729,231)
                                                                          ============       ============

Basic and diluted net income (loss) per common share                      $       0.56       $       0.04       $      (0.10)
                                                                          ============       ============

Weighted average number of common shares outstanding during the year         7,604,607          7,364,982          7,017,635
                                                                          ============       ============


See accompanying notes to financial statements.

                           EVEREST MEDICAL CORPORATION
                            STATEMENTS OF CASH FLOWS

                                                                                         Year ended December 31
                                                                                 1999             1998               1997
                                                                              -----------      ------------       -----------
OPERATING ACTIVITIES

Net income (loss)                                                             $ 4,628,482       $   660,316       $  (384,841)
Adjustments to reconcile net income (loss)
  to net cash provided by (used in) operating activities
     Depreciation and amortization                                                155,223           148,516           168,086
     Provision for losses on accounts receivable                                   30,000            15,000               750
     Value of warrants granted in connection with guarantee of bank line              894             3,576             2,386
     Recognition of deferred tax asset                                         (3,280,000)             --                --
     Changes in operating assets and liabilities
          Accounts receivable                                                    (318,830)         (197,446)         (428,272)
          Inventories                                                            (140,088)         (696,135)         (275,682)
          Prepaid expenses                                                        (48,409)           22,839            68,210
          Customer advances                                                       (24,508)           (1,212)           20,000
          Accounts payable and accrued expenses                                  (143,471)          449,089            41,647
                                                                              -----------      ------------       -----------
Net cash provided by (used in) operating activities                               859,293           404,543          (787,716)

INVESTING ACTIVITIES

Purchases of equipment                                                           (172,136)         (169,980)         (187,629)

                                                                              -----------      ------------       -----------
Net cash used in investing activities                                            (172,136)         (169,980)         (187,629)

FINANCING ACTIVITIES
Dividends paid                                                                   (343,564)         (343,564)         (344,390)
Principal payments on debt and capital leases                                    (625,536)         (477,496)           (5,409)
Proceeds from issuance of debt                                                    500,000              --             600,000
Net proceeds from sale of common stock                                             46,986           723,625            92,696
                                                                              -----------      ------------       -----------
Net cash provided by (used in) financing activities                              (422,114)          (97,435)          342,897
                                                                              -----------      ------------       -----------

Increase (decrease) in cash and cash equivalents                                  265,043           137,128          (632,448)
Cash and cash equivalents at beginning of year                                    217,488            80,362           712,810
                                                                              -----------      ------------       -----------
Cash and cash equivalents at end of year                                      $   482,531       $   217,488       $    80,362
                                                                              -----------      ------------       -----------


Supplemental cash flow information:
     Conversion of Series A and B preferred stock into common stock           $   425,000       $      --         $    51,250



See accompanying notes to financial statements.

                           EVEREST MEDICAL CORPORATION
                  STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY


                                                                             Common      Additional
                                  Preferred       Common       Preferred     Stock -      Paid-in        Accumulated
                                    Shares        Shares         Stock         Par        Capital          Deficit         Total
-----------------------------------------------------------------------------------------------------------------------------------
Balance January 1, 1997            2,171,616     6,970,912    $ 5,356,920    $69,709    $ 16,240,199     $ (19,227,188)  $2,439,640

Common stock issued under
stock purchase plan and stock
options less related costs                          40,818                       408          72,290                         72,698

Common stock issued upon
exercise of  stock warrants                          7,272                        73          19,925                 -       19,998

Conversion of Series A
preferred stock                       (4,000)        4,000        (10,000)        40           9,960                              -

Conversion of Series B
preferred stock                      (15,000)       15,000        (41,250)       150          41,100                              -

Issuance of warrants in
connection with guarantee of
bank line of credit                                                                            2,386                          2,386

Dividends on preferred stock                                                                (344,390)                      (344,390)

Net loss for the year                                                                                         (384,841)    (384,841)
------------------------------------------------------------------------------------------------------------------------------------
Balance December 31, 1997          2,152,616     7,038,002      5,305,670     70,380      16,041,470       (19,612,029)   1,805,491
------------------------------------------------------------------------------------------------------------------------------------

Common stock issued under
stock purchase plan                                 16,108                       162          23,463                         23,625

Common stock issued upon
sale of common shares                              411,765                     4,117         695,883                 -      700,000

Issuance of warrants in
connection with guarantee of
bank line of credit                                                                            3,576                          3,576

Dividends on preferred stock                                                                (343,564)                      (343,564)

Net income for the year                                                                                        660,316      660,316
------------------------------------------------------------------------------------------------------------------------------------
Balance December 31, 1998          2,152,616     7,465,875      5,305,670     74,659      16,420,828       (18,951,713)   2,849,444
------------------------------------------------------------------------------------------------------------------------------------

Common stock issued under
stock purchase plan                                 33,252                       332          46,654                         46,986

Conversion of Series A
preferred stock                     (170,000)      170,000       (425,000)     1,700         423,300                 -            -

Issuance of warrants in
connection with guarantee of
bank line of credit                                                                              894                            894

Dividends on preferred stock                                                                (343,564)                      (343,564)

Net income for the year                                                                                      4,628,482    4,628,482
------------------------------------------------------------------------------------------------------------------------------------
Balance December 31, 1999          1,982,616     7,669,127    $ 4,880,670    $76,690    $ 16,548,112     $ (14,323,231)  $7,182,242
------------------------------------------------------------------------------------------------------------------------------------

See accompanying notes to financial statements.

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

Income Taxes

The Company accounts for income taxes under the liability method.

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

2. Inventories

Inventories consisted of:                 December 31
                                    1999              1998
                              ------------------------------------

   Raw materials                    $  718,567      $   740,100
   Work in process                     914,573          807,580
   Finished goods                      258,894          204,266
                              ------------------------------------
                                    $1,892,034       $1,751,946
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

Minimum future obligations on the facility lease are as follows:

   2000                                             $164,255
   2001                                              169,654
   2002                                              170,144
   2003                                              175,536
   2004                                              160,908
                                            -------------------
                                                    $840,497
                                            ===================

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

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts used for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company's deferred tax assets are as follows:

                                                        December 31
                                                  1999              1998
                                              ----------------------------------

   Net operating losses                           $6,248,000       $6,842,000
   Depreciation                                       75,000           95,000
   Amortization                                       35,000           36,000
   Reserve for bad debt                               35,000           23,000
   Reserve for obsolete inventory                     39,000           27,000
   Research and development credit amount            298,000          298,000
   Vacation accrual                                   45,000           33,000
   Other                                              59,000           23,000
                                              ----------------------------------
   Total deferred tax asset                        6,834,000        7,377,000
   Less valuation allowance                        3,554,000        7,377,000
                                              ----------------------------------
   Net deferred tax asset                        $ 3,280,000 $              -
                                              ==================================

Income tax expense (benefit) consists of the following:

                                             1999           1998       1997
Current:
  Federal                             $      --         $   --        $  --
  State                                      --             --           --
  Alternative minimum tax                  25,000         10,000         --

Deferred:
  Federal                                 461,500           --           --
  State                                    81,500           --           --
  Change in valuation  allowance
                                       (3,823,000)          --           --
                                      -----------       --------      -------
                                      $(3,255,000)      $ 10,000      $  --
                                      ===========       ========      =======

Reconciliation of the statutory federal income tax rate to the Company's effective tax rate follows:
                                       1999          1998         1997
Tax at statutory rate                  34.0%         34.0%        34.0%
State income taxes                      6.0           6.0          6.0
  Alternative minimum tax               1.8           1.5            -
Impact of net operating loss                        (40.0)       (40.0)
carryforwards                         (40.0)
  Change in valuation  allowance
                                     (135.2)            -            -
                                     -------        ------      -------
                                     (133.4)%         1.5%           -%
                                     =======        ======      =======

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

For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options' vesting period. The Company's pro forma information follows:

                                           1999             1998        1997
                                        ----------------------------------------
   Pro forma income (loss) applicable
     to common stock                    $4,132,147        $187,847    $(996,570)
   Pro forma income (loss) per common
     share                                 $.54             $.03        $(.14)

The pro forma results may not be representative of the future impact of applying Statement 123 due to the phase-in provisions of the Statement and actual vesting experience.

A summary of the Company's stock option activity and related information for the years ended December 31 follows:

                                       1999                      1998                      1997
                             ------------------------- ----------------------------------------------------
                                          Weighted-Average          Weighted-Average          Weighted-Average
                                           Exercise                   Exercise                  Exercise
                                             Price                     Price                     Price
                                Options                   Options                   Options
                             ------------------------- ----------------------------------------------------

   Outstanding at beginning
     of year                    1,294,154     $1.99       1,170,154     $2.31         989,600     $2.31
   Granted                        142,000      1.69         146,500      1.99         346,554      2.23
   Exercised                            -        -                -        -          (33,750)     1.70
   Canceled                       (60,000)     1.87         (22,500)     2.30        (132,250)     2.28
                             ==============            ==============            ==============
   Outstanding end of year      1,376,154     $1.96       1,294,154     $1.99       1,170,154     $2.31
                             ==============            ==============            ==============
   Exercisable at end of year   1,166,204     $2.29       1,048,579     $2.32         944,064
                             ==============            ==============            ==============

   Weighted average fair
     value of options
     granted during the year       $1.01                     $1.11                    $  .93


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

11. Subsequent Event

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

10.5     1999 Employee Stock Purchase Plan (Incorporated by reference to Exhibit
         10.5 to the Company's Form 10-KSB for the fiscal year ended December 31, 1998)**

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

10.26* Revolving Note dated December 30, 1999 from the Company to Norwest Bank Minnesota, N.A.

10.27* Supply Agreement dated January 25, 2000 between the Company and Guidant Corporation

23.1+    Consent of Independent Auditors

24.1* Power of Attorney of John L. Shannon, Jr., David D. Koentopf, Thomas F. Murphy, Donald R. Brattain, Richard J. Migliori and Anthony Badolato (included on the signature pages of this Form 10-KSB)

27.1*    Financial Data Schedule (in electronic format only)

-------------------

 + Filed herewith.
 * Previously filed.
** Management contract or compensatory plan or arrangement.

                                  Exhibit 23.1




                         Consent of Independent Auditors

We consent to the incorporation by reference in the Registration Statements on Form S-8 (Nos. 33-40186, 33-64630 and 33-95030) pertaining to the 1989 Employee Stock Purchase Plan, Registration Statement on Form S-8 (No. 33-64594) pertaining to the 1992 Stock Option Plan, Registration Statement on Form S-8 (No. 333-21383) pertaining to the 1986 Incentive Stock Option Plan, Registration Statement on Form S-8 (No. 333-80025) pertaining to the 1997 Stock Option Plan, Registration Statement on Form S-8 (No. 333-80019) pertaining to the 1999 Employee Stock Purchase Plan and in Registration Statement Nos. 333-05729 and 333-10763 on Form S-3, dated June 17, 1996 and August 23, 1996, respectively, of our report dated January 7, 2000, except for Note 11 as to which date is February 22, 2000, with respect to the financial statements of Everest Medical Corporation included in the Annual Report (Form 10-KSB/A-1) for the year ended December 31, 1999.


                                                          /s/ Ernst & Young LLP


Minneapolis, Minnesota
March 10, 2000